Form 10-Q
period 2012-03-31
Solar America Corp
filed 2012-05-15
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:   333-175148

SOLAR AMERICA CORP.

 (Exact name of registrant as specified in its charter)

Wyoming	38-3825959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1135 Hodges Street

Lake Charles, LA 70601

 (Address of principal executive offices) (Zip Code)

(337)214-0097

 (Registrant’s telephone number, including area code)

_____________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

As of May 14, 2012, the registrant had 16,000,000 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOLAR AMERICA CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Consolidated Statements of Operations for the Three Months Ended
March 31, 2012 and 2011 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011 (Unaudited)	F-4

Notes to Consolidated Financial Statements	F-5

SOLAR AMERICA CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 and DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,823	$18,380
Accounts receivable	65	1,962
Prepaid expenses	5,500	5,500
Inventory	20,755	15,960
Total current assets	40,143	41,802

Property, Plant and Equipment, net of accumulated depreciation of $ 33,385 and $29,849, respectively	21,901	25,437

Other Assets
Goodwill	62,193	62,193

TOTAL ASSETS	$124,237	$129,432

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$99,867	$74,162
Advances from third party	75,000	110,000
Advances from officer	-	10,000
Note Payable	630,000	480,000
Total current liabilities	804,867	674,162

TOTAL LIABILITIES	804,867	674,162

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, par $0.001, 200,000,000 shares authorized and 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid in capital	-	-
Accumulated deficit	(690,630)	(554,730)

TOTAL STOCKHOLDERS' DEFICIT	(680,630)	(544,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$124,237	$129,432

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

	Three Months Ended March 31, 2012	Three Months Ended March 30, 2011

REVENUE:
Product revenue	$27,176	$23,890
Services revenue	7,250	4,030
Total Revenue	34,426	27,920

COST OF GOODS SOLD (exclusive of depreciation shown separately below):
Product	8,079	13,077
Services	8,677	4,795
Total cost of goods sold	16,756	17,872

OPERATING EXPENSES:
Depreciation	3,536	3,157
Selling, general and administrative	134,870	136,949
Total operating expenses	138,406	140,106

NET OPERATING LOSS	(120,736)	(130,058)

OTHER INCOME (EXPENSE)	(15,164)	(5,565)

NET LOSS BEFORE INCOME TAXES	(135,900)	(135,623)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(135,900)	$(135,623)

Weighted Average Number of Shares Outstanding	10,000,000	10,000,000

Net Loss Per Share	$(0.01)	$(0.01)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash used in operating activities:
Net loss for the period	$(135,900)	$(135,623)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,536	3,157

Changes in assets and liabilities
Accounts receivable	1,897	21,894
Inventory	(4,795)	(8,801)
Prepaid expenses	-	(880)
Accounts payable	25,705	10,180
Net cash used in operating activities	(119,557)	(111,483)

Cash flows from financing activities:
Borrowings on notes payable	-	30,000
Advances from Infinite Funding	115,000	50,000
Repayment of Advances from Officer	(10,000)	(1,410)
Net cash provided by financing activities	105,000	80,000

Net decrease in cash and cash equivalents	(4,557)	(31,483)
Cash and cash equivalents - beginning	18,380	55,852
Cash and cash equivalents - end	$13,823	$24,369

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

On August 12, 2010, Solar America Corp., a Wyoming corporation (“Solar America” or the “Company”) was formed with the intent to acquire businesses operating in the alternative energy industry sector.  On December 16, 2010, Solar America acquired 100% of the outstanding common stock of Solar N Stuff, Inc. a Louisiana corporation founded in 2008 (“Solar n Stuff”), in exchange for $100,000, resulting in Solar n Stuff becoming a wholly owned subsidiary of Solar America.  Solar n Stuff’s results of operations are consolidated with Solar America and presented from December 16, 2010 through December 31, 2010.  Solar n Stuff provides homeowners and businesses with clean and efficient solar energy products, such as Solar Hot Water Heating, Photovoltaic Solar Electric Systems, Solatube Daylighting, Solar Swimming Pool Heating and DC Pool pumps, and Solar Attic Ventilation through its distribution arrangement with Solatube International, Inc. (“Solatube”).

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its registration statement on Form S-1/A.

Principles of Consolidation

The consolidated financial statements at March 31, 2012 include the accounts of Solar n Stuff Corporation, a wholly-owned subsidiary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

 The Company evaluates its revenue recognition in accordance with FASB ASC Topic No. 605-25, Multiple Element Arrangements. Revenue consists of solar energy installation service fees and sales of renewable and sustainable energy products each of which is priced separately in the contracts and are considered separate units of accounting based on the criteria in paragraph 55 of the ASC topic No. 605: (1) the customer arrangements have multiple deliverables – the renewable and sustainable energy projects and the installation services; (2) the delivered items have value to the customer on a stand-alone basis; (3) the delivery and the performance of the products and services are substantially within the control of the vendor.  The Company enters into short-term negotiated fixed and variable fee arrangements with residential third parties.  As a result, the Company recognizes revenue from our contracts when the products are delivered and when the services are performed, which is generally at the same time. Our installations are with residential customers and are short-term in nature based on the size of the solar energy system installation project. The Company determines its amounts allocable to each delivered unit in accordance with its best estimate of selling price. The Company takes into account the price at which the vendor would transact the deliverable on a standalone basis, its internal costs plus any margin. The Company also takes into account market conditions and competitors pricing when determining how to price each of its products and services.

Recent Accounting Pronouncements

Solar America does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Reclassifications

Certain amounts presented at December 31, 2011 have been reclassified to conform to the presentation at March 31, 2012.

NOTE 2 – GOING CONCERN

At March 31, 2012, the Company had accumulated net losses of $690,630 and a significant working capital deficit  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company estimates that it will require additional cash resources during 2012 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and reduction of costs, although there can be no assurance thereof.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – NOTES PAYABLE

On January 10, 2012 the Company and Infinite Funding entered into a new secured promissory note with an aggregate principal balance of $150,000 with stated interest of 10%.  The notes payable balance together with accrued interest is due and payable on January 9, 2013.

Advances from infinite Funding which are eventually rolled into the note agreements were a total of $115,000 during the first quarter of 2012 of which $40,000 was already rolled into the January 10,2012 loan agreement and the remainder $75,000 remain in the advances account at March 31, 2012.

On January 26, 2011, Solar America entered into an unsecured one-year note payable agreement with Infinite Funding, Inc. for $30,000 with stated interest of 10%. The notes payable balance together with accrued interest was originally due and payable on January 25, 2012. On January 15, 2011, the note was amended by the parties to grant a security interest to the holder in all assets, tangible and intangible in exchange for the extension of the due date to July 25, 2012. On January 15, 2012, the note was amended by the parties to grant a security interest to the holder in all of the assets, tangible and intangible of Solar America in exchange for the extension of the due date to July 25,2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 30, 2011, $10,000 was advanced directly to SNS by the Chief Executive Officer for working capital purposes and was repaid by SNS on January 16, 2012

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Premier Dealer Agreement

On January 1, 2011, the Company entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories:  The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St John the Baptist, St. Tammany, Tangipahoa, Terrebonne, and West Baton Rouge, within the State of Louisiana.  Under the terms of the dealer agreement, there are minimum purchase requirements of the following:

—	$216,675 from January 1, 2011 to December 31, 2011

—	$270,843 from January 1, 2012 to December 31, 2012

—	$338,555 from January 1, 2013 to December 31, 2013.

As of March 31, 2012, the Company has made $18,311 purchases under this agreement. The Company failed to meet its minimum purchase requirements under the Solatube dealer agreement for the year ended December 31, 2011.   Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so.

NOTE 7 – SUBSEQUENT EVENTS

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May14, 2012. Below is a summary of significant subsequent events:

On April 22, 2011, Solar America entered into an unsecured one-year note payable agreement with Infinite Funding, Inc. for $100,000 with stated interest of 10%. The notes payable balance together with accrued interest was due and payable on April 21, 2012. On April 15, 2012 the note was amended by the parties to grant a security interest to the holder in all assets, tangible and intangible of Solar America Corporation in exchange for the extension of the due date to October 22,2012.

Subsequent to March 31, 2012, the Company sold six million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1, effective March 29, 2012. The total proceeds raised in the offering was $120,000 and the offering price per share was $0.02. As of the date of this filing the offering is closed. The company intends to use the proceeds from the offering as described in its prospectus filed with the SEC. For additional information concerning this offering please refer to our EDGAR filings which can be found at http://edgar.sec.gov.

As of the date these financial statements were issued, the Company had received additional advances from Infinite Funding Inc. in the principal amount of $30,000. The Company anticipates that these advances will be converted into promissory notes in the near future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2012 through March 31, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2011 and the other information set forth in our Registration Statement on Form S-1/A for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 20, 2012 and declared effective on March 29, 2012 .  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in our Registration Statement filed on Form S-1/A filed with the Securities and Exchange Commission on March 20, 2012 and declared effective on March 29, 2012.

Company Overview

Solar America Corp. was incorporated in the state of Wyoming on August 12, 2010, as Glacier Point Corp. (“GPC”). From the date of inception to December 5, 2010, GPC was a non-operating company with no shareholders. On December 5, 2010, our Chairman and Chief Executive Officer, Brian Barrilleaux, acquired GCP from the incorporator.  On December 6, 2010, Mr. Barrilleaux filed an amendment with the State of Wyoming to change the name of GPC to Solar America Corp. On December 16, 2010, the Company entered into an Agreement for Sale and Purchase of Business (the “Acquisition”) with the shareholder of Solar N’ Stuff, Inc. (“SNS”), a corporation organized under the laws of the State of Louisiana, whereby the Company acquired 100% of the issued and outstanding shares of SNS in exchange for consideration in the aggregate amount of $100,000.  As a result of the Acquisition, the business of SNS, which is more fully described below, became our principal business. Prior to December 5, 2010, Mr. Barrilleaux had no connection to the Company or SNS.

SNS, our wholly owned subsidiary, is a Louisiana-based alternative energy solution integrator.  Since its incorporation in 2008, SNS has been a premier reseller of Solatube, Inc. products and services.  Subsequent to the acquisition of SNS in December 2010, SNS has continued to provide solar-daylighting and solar attic fans, while simultaneously expanding its product offerings to include solar hot water systems and solar power systems from suppliers other than Solatube.  SNS currently has two full time employees responsible for sales and back office support.  In addition, SNS has three part time independent contracted installers and a network of construction tradesmen for specialized installation assistance.

SNS leases a storefront in Covington, Louisiana to utilize as both a warehouse and a showroom.  SNS has installed demonstration systems in its showroom highlighting the products and services it offers to both residential and commercial customers.  A complete description of the product and service offerings by SAC and SNS can be found in the section titled “Principal Products and Services.”

Through SNS, we are focused on the continued deployment of residential, commercial and governmental alternative energy systems.  We offer alternative energy solutions for owners, builders and architecture firms that include designing, building, operating, monitoring and maintaining these systems.  Our current market focus is on residential consumers interested in retrofitting existing residences to reduce monthly energy expenditures as well as developers looking to incorporate these advanced technologies into new construction.  We provide our customers with a high quality, low cost and flexible alternative energy solution.

We will continue our development as an end-to-end alternative energy solution provider by providing an integrated package, which includes pre and post-sales support, customer technical support, system design and installation.  We believe the business model for SNS will become the basis for expansion of our offerings into additional geographic areas.  Once our product and service offerings are tested in our current market we anticipate an immediate expansion drive, both through organic growth and select acquisitions.

The alternative energy industry is highly competitive and always changing.  As the popularity of alternative energy solutions, including solar power, solar lighting and solar thermal systems continues to grow there is growth potential; however, there are growing numbers of competitors offering similar products and services to those that we offer.  The barriers to entry into the market are generally low, and a determined competitor would be able to drive down the profit margin sufficiently to make it extremely difficult for us to be profitable.

The sale and installation of third party solar products is currently our core business. To date, all of our revenues have been generated by our SNS subsidiary, primarily through the sale and installation of solar daylight and attic fan systems. The acquisition of SNS and our initial operations have been funded through a series of promissory notes (as described in the footnotes to the financial statements filed as part of this prospectus).  Accordingly, our independent registered public accountant has issued a comment regarding our ability to continue as a going concern.  Until such time that we are able to establish profits from our operations sufficient to sustain our operations, planned growth and marketing strategy, management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by SNS.

1

We have incurred a net operating loss for each period since the Company’s inception.  For the period from August 12, 2010 (Inception) to March 31, 2012, the Company had a net loss of $690,630.

Recent Developments

The Company is in the process of offering for sale six million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1, effective March 29, 2012. The maximum proceeds to be raised in the offering is $120,000 and the offering price per share is $0.02. The Company intends to use the proceeds from the offering as described in its prospectus filed with the SEC. For additional information concerning this offering please refer to our EDGAR filings which can be found at http://edgar.sec.gov.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A complete summary of these policies is included in Note 1 of our audited financial statements for the year ended December 31, 2011 contained in the Registration Statement filed on Form S-1/A and declared effective on March 29, 2012.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012 as compared to the three months March 31, 2011, total revenues were $34,426 and $27,920, respectively; and net loss were $135,900 and $135,623, respectively. The revenue growth is mainly attributable to a shift in focus to sales and marketing from the process of preparing for the S-1 process. The net losses were attributable to operating expenses primarily associated with the Registration statement process.    Interest expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was $15,164 and $5,565. The increase is due to the increase in borrowings from Infinite Funding.

Liquidity and Capital Resources

At March 31, 2012 we had cash or cash equivalents of $13,823 and had a working capital deficit of $764,724  At March 31, 2012 our assets consisted of accounts receivable of $65; prepaid expenses of $5,500 and Inventory of $20,755.

Our net cash used in operating activities for the three months ended March 31, 2012 was $109,557 and was primarily the result of our net loss of $135,900. Our net cash used in operating activities for the three months ended March 31, 2011 was $111,483 and was primarily the result of our net loss of $135,623 offset by a change in our receivables of $21,894. General and Administrative professional fees associated with the S-1 process accounted for $44,000 during the three months ended March 31, 2011 as compared to $36,000 during the three months ended March 31, 2012. Our cash provided by financing activities for the three months ended March 31, 2012 was $105,000 and consisted of proceeds from borrowings on a notes payable of $150,000 with Infinite Funding and offset by repayment of $10,000 temporary loan and already includes the balance of a January 2012 additional advance of $40,000 included in the new note payable. The note bears interest at 10% and is due together with accrued interest on January 9, 2013. There was no cash used for investing activities for the three months ended March 31, 2011.

Premier Dealer Agreement

On January 1, 2011, we entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories: The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St John the Baptist, St. Tammany, Tangipahoa, Terrebonne, West Baton Rouge, within the State of Louisiana.  Under the terms of the dealer agreement, there are minimum purchase requirements of the following:

—	$216,675 from January 1, 2011 to December 31, 2011;

—	$270,843 from January 1, 2012 to December 31, 2012; and

2

—	$338,555 from January 1, 2013 to December 31, 2013.

We failed to meet its minimum purchase requirements under the Solatube dealer agreement for the year ended December 31, 2011. As of March 31, 2012, the Company has purchased $18,311 under is commitment. Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so.

We anticipate installations of Solatube products will increase as the Company’s markets mature, thereby ensuring that the Company satisfies the requirements of the Solatube dealer agreement.

As of March 31, 2012, respectively, our financial statements have been prepared assuming the Company will continue as a going concern. We have not earned sufficient revenues from its operations to break even, has a working capital deficit, and an accumulated deficit of $690,630 since inception.

We will require additional financing to continue operations, either from existing shareholders or new shareholders through equity financing.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any proceeding pending or threatened against us by any governmental authority or other party.

Item 1A.  Risk Factors.

Not applicable because the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

3

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Item 6. Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR AMERICA CORP.

Date: May 15, 2012	By:	/s/ Brian Barrilleaux
Brian Barrilleaux
Chief Executive Officer, Chief Financial
Officer, President and Chairman
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)

5