Form 10-Q/A
period 2012-03-31
Solar America Corp
filed 2012-06-04
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(337) 214-0097

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

Explanatory Note

We are filing this Amendment No. 1 to Solar America Corp.’s (the “Company”) Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012 to amend certain disclosures to meet current SEC reporting guidelines. In addition, we are furnishing Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOLAR AMERICA CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Consolidated Statements of Operations for the Three Months Ended
March 31, 2012 and 2011	F-3

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011	F-4

Notes to Consolidated Financial Statements	F-5

SOLAR AMERICA CORP.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 and DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	UNAUDITED
ASSETS
Current Assets
Cash and cash equivalents	$13,823	$18,380
Accounts receivable	65	1,962
Prepaid expenses	5,500	5,500
Inventory	20,755	15,960
Total current assets	40,143	41,802

Property, Plant and Equipment, net of accumulated depreciation of $ 33,385 and $29,849, respectively	21,901	25,437

Other Assets
Goodwill	62,193	62,193

TOTAL ASSETS	$124,237	$129,432

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$99,867	$74,162
Advances from third party	75,000	110,000
Advances from officer	-	10,000
Note Payable	630,000	480,000
Total current liabilities	804,867	674,162

TOTAL LIABILITIES	804,867	674,162

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 10,000,000 shares authorized, 0 shares
issued and outstanding	-	-

Common stock, par $0.001, 200,000,000 shares authorized and 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid in capital	-	-
Accumulated deficit	(690,630)	(554,730)

TOTAL STOCKHOLDERS' DEFICIT	(680,630)	(544,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$124,237	$129,432

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

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash used in operating activities:
Net loss for the period	$(135,900)	$(135,623)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,536	3,157
Changes in assets and liabilities
Accounts receivable	1,897	21,894
Inventory	(4,795)	(8,801)
Prepaid expenses	-	(880)
Accounts payable	25,705	10,180
Net cash used in operating activities	(119,557)	(111,483)

Cash flows from financing activities:
Borrowings on notes payable	-	30,000
Advances from Infinite Funding, Inc.	115,000	50,000
Repayment of Advances from Officer	(10,000)	(1,410)
Net cash provided by financing activities	105,000	80,000

Net decrease in cash and cash equivalents	(4,557)	(31,483)
Cash and cash equivalents - beginning	18,380	55,852
Cash and cash equivalents - end	$13,823	$24,369

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

On August 12, 2010, Solar America Corp., a Wyoming corporation (“Solar America” or the “Company”), was formed with the intent to acquire businesses operating in the alternative energy industry sector.  On December 16, 2010, Solar America acquired 100% of the outstanding common stock of Solar N Stuff, Inc., a Louisiana corporation founded in 2008 (“SNS”), in exchange for $100,000, resulting in SNS becoming a wholly owned subsidiary of Solar America.  SNS’s results of operations are consolidated with Solar America and presented from December 16, 2010 through December 31, 2010.  SNS provides homeowners and businesses with clean and efficient solar energy products, such as Solar Hot Water Heating, Photovoltaic Solar Electric Systems, Solatube Daylighting, Solar Swimming Pool Heating and DC Pool pumps, and Solar Attic Ventilation through its distribution arrangement with Solatube International, Inc. (“Solatube”).

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

Principles of Consolidation

The consolidated financial statements at March 31, 2012 include the accounts of SNS, a wholly-owned subsidiary.

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

NOTE 2 – GOING CONCERN

At March 31, 2012, the Company had accumulated net losses of $690,630 and a significant working capital deficit.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company estimates that it will require additional cash resources during 2012 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and reduction of costs, although there can be no assurance thereof.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – NOTES PAYABLE

On January 10, 2012 the Company and Infinite Funding, Inc. (“Infinite Funding”) entered into a new secured promissory note with an aggregate principal balance of $150,000 with stated interest of 10%.  The notes payable balance together with accrued interest is due and payable on January 9, 2013.

Advances from Infinite Funding which are eventually rolled into the note agreements were a total of $115,000 during the first quarter of 2012 of which $40,000 was already rolled into the January 10, 2012 loan agreement and the remainder $75,000 remain in the advances account at March 31, 2012.

On January 26, 2011, Solar America entered into an unsecured one-year note payable agreement with Infinite Funding for $30,000 with stated interest of 10%. The notes payable balance together with accrued interest was originally due and payable on January 25, 2012. On January 15, 2011, the note was amended by the parties to grant a security interest to the holder in all assets, tangible and intangible in exchange for the extension of the due date to July 25, 2012. On January 15, 2012, the note was amended by the parties to grant a security interest to the holder in all of the assets, tangible and intangible of Solar America in exchange for the extension of the due date to July 25, 2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 30, 2011, $10,000 was advanced directly to SNS by the Chief Executive Officer for working capital purposes and was repaid by SNS on January 16, 2012.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Premier Dealer Agreement

On January 1, 2011, the Company entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories:  The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St John the Baptist, St. Tammany, Tangipahoa, Terrebonne, and West Baton Rouge, within the State of Louisiana.  Under the terms of the dealer agreement, there are minimum purchase requirements of the following:

•	$216,675 from January 1, 2011 to December 31, 2011;

•	$270,843 from January 1, 2012 to December 31, 2012; and

•	$338,555 from January 1, 2013 to December 31, 2013.

As of March 31, 2012, the Company has made $18,311 in purchases under this agreement. The Company failed to meet its minimum purchase requirements under the Solatube dealer agreement for the year ended December 31, 2011.  Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so.

NOTE 7 – SUBSEQUENT EVENTS

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 14, 2012. Below is a summary of significant subsequent events:

On April 22, 2011, Solar America entered into an unsecured one-year note payable agreement with Infinite Funding for $100,000 with stated interest of 10%. The notes payable balance together with accrued interest was due and payable on April 21, 2012. On April 15, 2012, the note was amended by the parties to grant a security interest to the holder in all assets, tangible and intangible of Solar America in exchange for the extension of the due date to October 22, 2012.

Subsequent to March 31, 2012, the Company sold six million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1, effective March 29, 2012. The total proceeds raised in the offering were $120,000 and the offering price per share was $0.02. As of the date of this filing the offering is closed. The company intends to use the proceeds from the offering as described in its prospectus filed with the SEC. For additional information concerning this offering please refer to our EDGAR filings which can be found at http://edgar.sec.gov.

As of the date these financial statements were issued, the Company had received additional advances from Infinite Funding in the principal amount of $30,000. The Company anticipates that these advances will be converted into promissory notes in the near future.

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

Company Overview

Solar America was incorporated in the state of Wyoming on August 12, 2010, as Glacier Point Corp. (“GPC”). From the date of inception to December 5, 2010, GPC was a non-operating company with no shareholders. On December 5, 2010, our Chairman and Chief Executive Officer, Brian Barrilleaux, acquired GCP from the incorporator.  On December 6, 2010, Mr. Barrilleaux filed an amendment with the State of Wyoming to change the name of GPC to Solar America Corp. On December 16, 2010, the Company entered into an Agreement for Sale and Purchase of Business (the “Acquisition”) with the shareholder of Solar N’ Stuff, Inc. (“SNS”), a corporation organized under the laws of the State of Louisiana, whereby the Company acquired 100% of the issued and outstanding shares of SNS in exchange for consideration in the aggregate amount of $100,000.  As a result of the Acquisition, the business of SNS, which is more fully described below, became our principal business. Prior to December 5, 2010, Mr. Barrilleaux had no connection to the Company or SNS.

SNS, our wholly owned subsidiary, is a Louisiana-based alternative energy solution integrator.  Since its incorporation in 2008, SNS has been a premier reseller of Solatube, Inc.’s products and services.  Subsequent to the acquisition of SNS in December 2010, SNS has continued to provide solar-daylighting and solar attic fans, while simultaneously expanding its product offerings to include solar hot water systems and solar power systems from suppliers other than Solatube.  SNS currently has two full time employees responsible for sales and back office support.  In addition, SNS has three part time independent contracted installers and a network of construction tradesmen for specialized installation assistance.

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

1

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

Liquidity and Capital Resources

At March 31, 2012 we had cash or cash equivalents of $13,823 and had a working capital deficit of $764,724.  At March 31, 2012 our assets consisted of accounts receivable of $65; prepaid expenses of $5,500 and Inventory of $20,755.

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

Premier Dealer Agreement

On January 1, 2011, we entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories: The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St John the Baptist, St. Tammany, Tangipahoa, Terrebonne, West Baton Rouge, within the State of Louisiana.  Under the terms of the dealer agreement, there are minimum purchase requirements of the following:

•	$216,675 from January 1, 2011 to December 31, 2011;

•	$270,843 from January 1, 2012 to December 31, 2012; and

•	$338,555 from January 1, 2013 to December 31, 2013.

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

2

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form S-1/A, filed with the SEC on March 20, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2012.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information requited to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

(1) Filed herewith.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR AMERICA CORP.

Date: June 4, 2012	By:	/s/ Brian Barrilleaux
Brian Barrilleaux
Chief Executive Officer, Chief Financial Officer, President and Chairman
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

5