Form 10-Q
period 2012-06-30
Solar America Corp
filed 2012-08-14
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-175148

SOLAR AMERICA CORP.

(Exact Name of registrant as specified in its charter)

Wyoming	38-3825959
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1135 Hodges Street

Lake Charles, LA 70601

(Address of principal executive offices)

(337) 214-0097

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 14, 2012, there were 16,000,000 shares outstanding of the registrant’s common stock

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOLAR AMERICA CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	F-2

Consolidated Statements of Operations for the Six Months Ended
June 30, 2012 and 2011	F-3

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2012 and 2011	F-4

Notes to Consolidated Financial Statements	F-5

SOLAR AMERICA CORP.

CONSOLIDATED BALANCE SHEETS (unaudited)
JUNE 30, 2012 and DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$63,169	$18,380
Accounts receivable	636	1,962
Prepaid expenses	-	5,500
Inventory	22,766	15,960
Total current assets	86,571	41,802

Property, Plant and Equipment, net of accumulated depreciation of $ 36,920 and $29,849, respectively	18,366	25,437

Other Assets
Goodwill	62,193	62,193

TOTAL ASSETS	$167,130	$129,432

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$121,665	$74,162
Advances from third party	-	110,000
Advances from officer	-	10,000
Note Payable	735,000	480,000
Total current liabilities	856,665	674,162

TOTAL LIABILITIES	856,665	674,162

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 10,000,000 shares authorized, 0 shares
issued and outstanding	-	-

Common stock, par $0.001, 200,000,000 shares authorized and 16,000,000 and 10,000,000 shares issued and outstanding, respectively	16,000	10,000
Additional paid in capital	114,000	-
Accumulated deficit	(819,535)	(554,730)

TOTAL STOCKHOLDERS' DEFICIT	(689,535)	(544,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$167,130	$129,432

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUE:
Product revenue	$45,168	$52,785	$72,343	$76,675
Services revenue	11,700	7,988	18,950	12,018
Total revenue	56,868	60,773	91,293	88,693

COST OF GOODS SOLD (exclusive of depreciation shown separately below):
Cost of goods sold - product	16,089	44,034	32,277	43,782
Cost of goods sold - services	5,042	-	5,611	18,123
Total cost of goods sold	21,131	44,034	37,888	61,905

OPERATING EXPENSES:
Selling, general and administrative	143,684	138,135	278,555	275,085
Depreciation	3,536	3,065	7,071	6,222
Total operating expenses	168,351	185,234	323,514	343,211

NET OPERATING LOSS	(111,483)	(124,461)	(232,221)	(254,518)

OTHER INCOME (EXPENSE)	(17,421)	(3,185)	(32,585)	(8,750)

NET LOSS BEFORE INCOME TAXES	(128,904)	(127,646)	(264,806)	(263,269)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(128,904)	$(127,646)	$(264,806)	$(263,269)

Net income per share, basic and diluted	$0.001	$(0.00)	$(0.02)	$(0.03)
Weighted-average common shares outstanding, basic and diluted	14,087,912	10,000,000	12,043,959	10,000,000

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011

	June 30, 2012	June 30, 2011
Cash used in operating activities:
Net loss for the period	$(264,806)	$(263,269)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,071	6,222
Gain on disposal of vehicle	-	(4,789)
Changes in assets and liabilities
Accounts receivable	1,326	19,786
Inventory	(6,806)	(16,846)
Prepaid expenses	5,500	(11,285)
Accounts payable and accrued expenses	47,504	21,048
Net cash used in operating activities	(210,211)	(249,133)

Cash flows from investing activities:
Cash provided on disposal of vehicle	-	7,401
Net provided from investing activities	-	7,401

Cash flows from financing activities:
Proceeds from issuance of common stock	120,000	-
Borrowings on notes payable	145,000	280,000
Repayment of Advances from Officer	(10,000)	-
Net cash provided by financing activities	255,000	280,000

Net increase in cash and cash equivalents	44,789	38,268
Cash and cash equivalents - beginning	18,380	55,852
Cash and cash equivalents - end	$63,169	$94,120

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its registration statement on Form S-1/A.

Principles of Consolidation

The consolidated financial statements at June 30, 2012 include the accounts of SNS, a wholly-owned subsidiary.

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

IncomeTaxes

The Company accounts for its income taxes using the liability method, whereby deferred tax assets and liabilities are established for the future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations.

Income(Loss)perShare

Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. At June 30, 2012 there were no such common stock equivalents outstanding.

Recent Accounting Pronouncements

Solar America does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Reclassifications

Certain amounts presented at December 31, 2011 have been reclassified to conform to the presentation at June 30, 2012.

NOTE 2 – GOING CONCERN

At June 30, 2012, the Company had accumulated net losses of $819,535 and a significant working capital deficit.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company estimates that it will require additional cash resources during 2012 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and reduction of costs, although there can be no assurance thereof.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – NOTES PAYABLE

On January 10, 2012 the Company and Infinite Funding, Inc. (“Infinite Funding”) entered into a new secured promissory note with an aggregate principal balance of $150,000 with stated interest of 10%.  The notes payable balance together with accrued interest is due and payable on January 9, 2013.

On April 30, 2012, the Company and Infinite Funding entered into a new secured promissory note with an aggregate principal balance of $105,000 with a stated interest rate of 10%. The notes payable balance together with accrued interest is due and payable on April 29, 2013.

Advances from Infinite Funding which are eventually rolled into the note agreements were a total of $145,000 during the six months ended 2012 of which $40,000 was already rolled into the January 10, 2012 loan agreement.

On January 26, 2011, Solar America entered into an unsecured promissory note with Infinite Funding for $30,000 with stated interest of 10%. The note together with accrued interest was originally due and payable on January 25, 2012. On January 15, 2012, the note was amended by the parties to grant a security interest to the holder in all assets, tangible and intangible in exchange for the extension of the due date to July 25, 2012. On July 25, 2012 the note was further amended to grant an extension of the due date to December 25, 2012.

On April 21, 2011, Solar America entered into an unsecured promissory note with Infinite Funding for $100,000 with stated interest of 10%. The note together with accrued interest was originally due and payable on April 21, 2012. On April 15, 2012, the note was amended by the parties to grant a security interest to the holder in all assets, tangible and intangible in exchange for the extension of the due date to October 15, 2012.

On June 28, 2011, Solar America entered into an unsecured promissory note with Infinite Funding for $150,000 with stated interest of 10%. The note together with accrued interest was originally due and payable on June 27, 2012. On June 25, 2012, the note was amended by the parties to grant a security interest to the holder in all assets, tangible and intangible in exchange for the extension of the due date to June 27, 2013.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Premier Dealer Agreement

On January 1, 2011, the Company entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories:  The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St John the Baptist, St. Tammany, Tangipahoa, Terrebonne, and West Baton Rouge, within the State of Louisiana.  Under the terms of the dealer agreement, there are minimum purchase requirements of the following:

·	$216,675 from January 1, 2011 to December 31, 2011;

·	$270,843 from January 1, 2012 to December 31, 2012; and

·	$338,555 from January 1, 2013 to December 31, 2013.

As of June 30, 2012, the Company has made $33,010 in purchases under this agreement. The Company failed to meet its minimum purchase requirements under the Solatube dealer agreement for the year ended December 31, 2011.  Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2012, the Company sold six million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1 that became effective on March 29, 2012. The total proceeds raised in the offering were $120,000 and the offering price per share was $0.02. As of the date of this filing the offering is closed. The company intends to use the proceeds from the offering as described in its prospectus filed with the SEC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Registration Statement on Form S-1/A for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 20, 2012 (the “Registration Statement”) and declared effective on March 29, 2012, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Company Overview

Solar America Corp. was incorporated in the state of Wyoming on August 12, 2010, as Glacier Point Corp. (“GPC”). From the date of inception to December 5, 2010, GPC was a non-operating company with no shareholders. On December 5, 2010, our Chairman and Chief Executive Officer, Brian Barrilleaux, acquired GCP from the incorporator.  On December 6, 2010, Mr. Barrilleaux filed an amendment with the State of Wyoming to change the name of GPC to Solar America Corp. (“Solar America” or the “Company”). On December 16, 2010, the Company entered into an Agreement for Sale and Purchase of Business (the “Acquisition”) with the shareholder of Solar N’ Stuff, Inc. (“SNS”), a corporation organized under the laws of the State of Louisiana, whereby the Company acquired 100% of the issued and outstanding shares of SNS in exchange for consideration in the aggregate amount of $100,000.  As a result of the Acquisition, the business of SNS, which is more fully described below, became our principal business. Prior to December 5, 2010, Mr. Barrilleaux had no connection to the Company or SNS.

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

We will continue our development as an end-to-end alternative energy solution provider by providing an integrated package, which includes pre and post-sales support, customer technical support, system design and installation.  We believe the business model for SNS will become the basis for expansion of our offerings into additional geographic areas.  Once our product and service offerings are tested in our current market we anticipate expanding, both through organic growth and select acquisitions.

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

We have incurred a net operating loss for each period since the Company’s inception.  For the period from August 12, 2010 (Inception) to June 30, 2012, the Company had a net loss of $819,535.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, total revenues were $56,868 and $60,773, respectively; and net loss was $128,904 and $127,646, respectively. Revenue remained relatively flat as we are continuing to shift more of our focus to sales and marketing. Gross Profit percentage grew to 63% from 28% due to controlled installer expense incurred for each product and increased prices used for sales of certain attic fans. The net losses were attributable to operating expenses primarily associated with filing the Registration Statement process.  Interest expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was $17,421 and $7,974. The increase is due to the increase in borrowings from Infinite Funding.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, total revenues were $72,343 and 76,675, respectively; and net losses were $264,806 and 263,269, respectively. Revenue stayed consistent as we are continuing to shift our focus to sales and marketing from the process of preparing for the Registration Statement. The net losses were attributable to operating expenses primarily associated with filing the Registration Statement process.  Interest expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was $32,585 and 13,539, respectively. The increase is due to the increase in borrowings from Infinite Funding.

Liquidity and Capital Resources

At June 30, 2012, we had cash or cash equivalents of $63,169 and had a working capital deficit of $770,094.  At June 30, 2012 our other assets consisted of accounts receivable of $636 and inventory of $20,766.

Our net cash used in operating activities for the six months ended June 30, 2012 was $210,211 and was primarily the result of our net loss of $264,806 offset in part by an increase in accounts payable and accrued liabilities. Our net cash used in operating activities for the six months ended June 30, 2011 was $249,133 and was primarily the result of our net loss of $263,269 offset by a change in our receivables of $19,786. General and Administrative professional fees associated with the Registration Statement accounted for $110,907 during the six months ended June 30, 2011 as compared to $11,000 during the six months ended June 30, 2012. Our cash provided by financing activities for the six months ended June 30, 2012 was $265,000 and consisted of proceeds from borrowings on a notes payable of $145,000 with Infinite Funding and offset by repayment of $10,000 temporary loan and already includes the balance of a January 2012 advance as well as cash received from the sale of 6,000,000 shares of our common stock for proceeds of $120,000. There was no cash used for investing activities for the three months ended June 30, 2012.

Premier Dealer Agreement

On January 1, 2011, we entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories: The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St John the Baptist, St. Tammany, Tangipahoa, Terrebonne, West Baton Rouge, within the State of Louisiana.  Under the terms of the dealer agreement, there are minimum purchase requirements of the following:

·	$216,675 from January 1, 2011 to December 31, 2011;

·	$270,843 from January 1, 2012 to December 31, 2012; and

·	$338,555 from January 1, 2013 to December 31, 2013.

We failed to meet minimum purchase requirements under the Solatube dealer agreement for the year ended December 31, 2011. As of June 30, 2012, the Company has purchased $33,010 under is commitment. Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so.

We anticipate installations of Solatube products will increase as the Company’s markets mature, thereby ensuring that the Company satisfies the requirements of the Solatube dealer agreement.

As of June 30, 2012, respectively, our financial statements have been prepared assuming the Company will continue as a going concern. We have not earned sufficient revenues from its operations to break even, has a working capital deficit, and an accumulated deficit of $819,535 since inception.

We will require additional financing to continue operations, either from existing shareholders or new shareholders through equity financing.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Critical Accounting Policies

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A complete summary of these policies is included in Note 1 of our audited financial statements for the year ended December 31, 2011 contained in the Registration Statement.

Off Balance Sheet Arrangements

As of June 3, 2012, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form S-1/A, filed with the SEC on March 20, 2012 and declared effective on March 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2012.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2012.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files pursuant to Rule 405 of Regulation S-T. *

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR AMERICA CORP.

Date: August 14, 2012	By:	/s/ Brian Barrilleaux
Brian Barrilleaux
Chief Executive Officer, Chief Financial Officer, President and Chairman
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)