Form 10-Q/A
period 2012-06-30
Solar America Corp
filed 2012-09-13
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to the Solar America Corp. (the “Company”) quarterly report on Form 10-Q/A for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on September 12, 2012 (the “Form 10-Q), is solely to furnish an amended Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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