Form 10-Q
period 2012-09-30
Solar America Corp
filed 2012-11-15
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

As of November 14, 2012, there were 16,000,000 shares outstanding of the registrant’s common stock

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOLAR AMERICA CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2012

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	F-2

Consolidated Statements of Operations for the Nine Months Ended
September 30, 2012 and 2011	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2012 and 2011	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

SOLAR AMERICA CORP.

CONSOLIDATED BALANCE SHEETS (unaudited)
SEPTEMBER 30, 2012(unaudited) and DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$32,979	$18,380
Accounts receivable	581	1,962
Prepaid expenses	-	5,500
Inventory	19,492	15,960
Total current assets	53,052	41,802

Property, Plant and Equipment, net of accumulated depreciation of $40,776 and $29,849, respectively	33,700	25,437

Other Assets
Goodwill	62,193	62,193

TOTAL ASSETS	$148,945	$129,432

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$115,188	$74,162
Advances from third party	100,000	110,000
Advances from officer	-	10,000
Note Payable	735,000	480,000
Total current liabilities	950,188	674,162

TOTAL LIABILITIES	950,188	674,162

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 10,000,000 shares authorized, 0 shares
issued and outstanding	-	-

Common stock, par $0.001, 200,000,000 shares authorized and 16,000,000 and 10,000,000 shares issued and outstanding, respectively	16,000	10,000
Additional paid in capital	114,000	-
Accumulated deficit	(931,243)	(554,730)

TOTAL STOCKHOLDERS' DEFICIT	(801,243)	(544,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$148,945	$129,432

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUE:
Product revenue	$22,661	$56,623	$95,005	$133,298
Services revenue	5,815	9,193	32,310	21,211
Total revenue	28,476	65,816	127,315	154,509

COST OF GOODS SOLD (exclusive of depreciation shown separately below):
Cost of goods sold - product	12,568	34,787	52,389	92,422
Cost of goods sold - services	-	770	5,611	5,041
Total cost of goods sold	12,568	35,557	58,000	97,463

GROSS PROFIT	15,908	30,259	69,315	57,046

OPERATING EXPENSES:
Selling, general and administrative	105,236	101,207	383,790	376,292
Depreciation	3,855	3,455	10,927	9,677
Total operating expenses	109,091	104,662	394,717	385,969

NET OPERATING LOSS	(93,183)	(74,403)	(325,402)	(328,923)

INTEREST EXPENSE	(18,526)	(11,724)	(51,111)	(25,263)

OTHER INCOME (EXPENSE)	-	(2,069)		2,720

NET LOSS BEFORE INCOME TAXES	(111,709)	(88,196)	(376,513)	(351,466)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(111,709)	$(88,196)	$(376,513)	$(351,466)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Weighted-average common shares outstanding, basic and diluted	16,000,000	10,000,000	13,372,263	10,000,000

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

	September 30, 2012	September 30, 2011
Cash used in operating activities:
Net loss for the period	$(376,513)	$(351,466)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,927	9,677
Gain on disposal of vehicle	-	(4,789)
Loss on sale of vehicle	-	2,069
Changes in assets and liabilities
Accounts receivable	1,381	18,196
Inventory	(3,532)	(13,854)
Prepaid expenses	5,500	(11,285)
Accounts payable and accrued expenses	41,026	42,885
Net cash used in operating activities	(321,211)	(308,567)

Cash flows from investing activities:
Cash used for purchase of assets	(19,190)	(14,820)
Cash provided on disposal of vehicle	-	9,001
Net used ininvesting activities	(19,190)	(5,819)

Cash flows from financing activities:
Proceeds from issuance of common stock	120,000	-
Borrowings on notes payable and Advances	245,000	280,000
Repayment of Advances from Officer	(10,000)	-
Net cash provided by financing activities	355,000	280,000

Net increase (decrease) in cash and cash equivalents	14,599	(34,386)
Cash and cash equivalents - beginning	18,380	55,852
Cash and cash equivalents - end	$32,979	$21,466

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

On August 12, 2010, Solar America Corp., a Wyoming corporation (“Solar America” or the “Company”), was formed with the intent to acquire businesses operating in the alternative energy industry sector.  On December 16, 2010, Solar America acquired 100% of the outstanding common stock of Solar N Stuff, Inc., a Louisiana corporation founded in 2008 (“SNS”), in exchange for $100,000, resulting in SNS becoming a wholly owned subsidiary of Solar America.  SNS’s results of operations are consolidated with Solar America and presented from December 16, 2010 forward.  SNS provides homeowners and businesses with clean and efficient solar energy products, such as Solar Hot Water Heating, Photovoltaic Solar Electric Systems, Solatube Daylighting, Solar Swimming Pool Heating and DC Pool pumps, and Solar Attic Ventilation through its distribution arrangement with Solatube International, Inc. (“Solatube”).

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the period ended December 31, 2011 filed in its registration statement on Form S-1/A.

Principles of Consolidation

The consolidated financial statements at September 30, 2012 include the accounts of SNS, a wholly-owned subsidiary.

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

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired businesses.  The Company’s goodwill results from the acquisition of Solar n Stuff.  In order to determine the fair value of goodwill on the Solar n Stuff acquisition, the Company allocated the purchase price to the fair value of all Solar n Stuff’s assets and liabilities.  The Company estimated the fair value of the assets and liabilities to approximate book value.  The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the fair value of goodwill.  As a result, the Company recorded goodwill in the amount of $62,193 at December 16, 2010, as a non-current asset.

In accordance with guidance of the FASB ASC Topic no. 350-10, Goodwill and Other, the Company tests goodwill for impairment at least annually, or at any time when impairment indicators exist, by comparing the fair value of the reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill.  Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, significant deterioration in market share, and/or a loss of key personnel.  If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value. The Company will test for impairment at December 31, 2012.

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

 IncomeTaxes

The Company accounts for its income taxes using the liability method, whereby deferred tax assets and liabilities are established for the future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations. The Company will evaluate any uncertain tax positions at December 31, 2012.

Income(Loss)perShare

Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. At September 30, 2012 there were no such common stock equivalents outstanding.

Recent Accounting Pronouncements

Solar America does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Reclassifications

Certain amounts presented at December 31, 2011 have been reclassified to conform to the presentation at September 30, 2012.

NOTE 2 – GOING CONCERN

At September 30, 2012, the Company had an accumulated deficit of $931,243 and a significant working capital deficit.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company estimates that it will require additional cash resources during 2012 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and reduction of costs, although there can be no assurance thereof.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Advances from Infinite Funding which are eventually rolled into the note agreements were a total of $245,000 during the nine months ended September 30, 2012 of which $40,000 was already rolled into the January 10, 2012 loan agreement,$105,000 was rolled into a note on April 10,2012 and $100,000 is still recorded advances without any terms or interest stated at the date of this report.

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

As of September 30, 2012, the Company has made $40,912 in purchases under this agreement. The Company failed to meet its minimum purchase requirements under the Solatube dealer agreement for the year ended December 31, 2011.  Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012, the Company sold six million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1 that became effective on March 29, 2012. The total proceeds raised in the offering were $120,000 and the offering price per share was $0.02. As of the date of this filing the offering is closed. The Company intends to use the proceeds from the offering as described in its prospectus filed with the SEC.

NOTE 7- SUBSEQUENT EVENT

During the month of October 2012 advances from Infinite Funding amounted to $25,000. The amount is unsecured, non-interest bearing and due on demand.

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

SNS leases a storefront in Covington, Louisiana to utilize as both a warehouse and a showroom on a month to month basis.  SNS has installed demonstration systems in its showroom highlighting the products and services it offers to both residential and commercial customers.  A complete description of the product and service offerings by SAC and SNS can be found in the section titled “Principal Products and Services.”

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

We have incurred a net operating loss for each period since the Company’s inception.  For the period from August 12, 2010 (Inception) to September 30, 2012, the Company had a net loss of $931,243.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, total revenues were $28,476 and $65,816, respectively; and net loss was $111,709 and $88,196, respectively. Revenue decreased as we are continuing to shift more of our focus to sales and marketing. Gross Profit percentage grew to 56% from 46% due to controlled installer expense incurred for each product and increased prices used for sales of certain attic fans..  Interest expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was $18,526 and $11,724. The increase is due to the increase in borrowings from Infinite Funding. The net losses were attributable to higher operating and interest expenses.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, total revenues were $127,315 and $154,509, respectively; and net losses were $376,513 and $351,466, respectively. Revenue relatively stayed consistent as we are continuing to shift our focus to sales and marketing from the process of preparing for the Registration Statement..  Interest expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was $51,111 and 25,263, respectively. The increase is due to the increase in borrowings from Infinite Funding. The net losses were attributable to higher operating and interest expenses.

Liquidity and Capital Resources

At September30, 2012, we had cash or cash equivalents of $32,979 and had a working capital deficit of $897,136.  At September 30, 2012 our other current assets consisted of accounts receivable of $581 and inventory of $19,492.

Our net cash used in operating activities for the nine months ended September 30, 2012 was $321,211 and was primarily the result of our net loss of $376,513 offset in part by an increase in accounts payable and accrued liabilities. Our net cash used in operating activities for the nine months ended September 30, 2011 was $308,567 and was primarily the result of our net loss of $351,466 offset by a change in our receivables of $18,196. General and Administrative professional fees associated with the Registration Statement accounted for $110,907 during the nine months ended September 30, 2011 as compared to $0 during the nine months ended September 30, 2012. Our cash provided by financing activities for the nine months ended September 30, 2012 was $355,000 and consisted of proceeds from borrowings on a notes payable of $245,000 with Infinite Funding and offset by repayment of $10,000 temporary loan and already includes the balance of a January 2012 advance as well as cash received from the sale of 6,000,000 shares of our common stock for proceeds of $120,000. There was $19,190 cash used for investing activities for the nine months ended September 30, 2012 for an advertising booth, as the company continues to ramp up its marketing efforts.

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

We failed to meet minimum purchase requirements under the Solatube dealer agreement for the year ended December 31, 2011. As of September 30, 2012, the Company has purchased $40,912 under is commitment. Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so.

We anticipate installations of Solatube products will increase as the Company’s markets mature, thereby ensuring that the Company satisfies the requirements of the Solatube dealer agreement.

As of September 30, 2012, respectively, our financial statements have been prepared assuming the Company will continue as a going concern. We have not earned sufficient revenues from its operations to break even, has a working capital deficit, and an accumulated deficit of $931,243 since inception.

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

Off Balance Sheet Arrangements

As of September 30, 2012, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2012.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September30, 2012.

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

SOLAR AMERICA CORP.

Date: November 14, 2012	By:	/s/ Brian Barrilleaux
Brian Barrilleaux
Chief Executive Officer, Chief Financial Officer, President and Chairman
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

