Form 10-K
period 2012-12-31
Solar America Corp
filed 2013-04-15
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-175148

SOLAR AMERICA CORP.

(Exact name of registrant as specified in its charter)

Wyoming	38-3825959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14116 Customs Blvd, Suite 111 Gulfport, MS 39503
(Address of principal executive offices)

(337) 214-0097
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2012 cannot be determined as a trading market was not established until October 12, 2012. As of April 15, 2013, the registrant had 48,000,000 shares of its common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

Solar America Corp.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Solar America Corp.

PART 1

ITEM 1.	BUSINESS.

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

SNS, our wholly owned subsidiary, is a Louisiana-based alternative energy solution integrator.  Since its incorporation in 2008, SNS has been a premier reseller of Solatube, Inc.’s (“Solatube”) products and services.  Subsequent to the acquisition of SNS in December 2010, SNS has continued to provide solar-daylighting and solar attic fans, while simultaneously expanding its product offerings to include solar hot water systems and solar power systems from suppliers other than Solatube.  SNS currently has two full time employees responsible for sales and back office support.  In addition, SNS has three part time independent contracted installers and a network of construction tradesmen for specialized installation assistance.

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

We have incurred a net operating loss for each period since the Company’s inception.  For the period from August 12, 2010 (Inception) to December 31, 2012, the Company had a net loss of $1,031,536.

Principal Products and Services

Our philosophy is to provide advanced, eco-friendly alternative energy solutions to commercial and residential customers. Since inception, we have concentrated on serving the needs of residential and commercial customers tied to the electric power grid. Our business plan is focused in four specific areas:

(1)	Solar Daylight and Attic Fan System Sales and Installation – Currently provided by our SNS subsidiary;

(2)	Solar Hot Water System Sales and Installation – Currently provided by our SNS subsidiary;

(3)	Solar Power System Sales and Installation – Currently provided by our SNS subsidiary; and

(4)	Rooftop Solar Power Plant Systems – Under development by SAC.

Solar Daylight and Attic Fan Systems Sales and Installation

The scope of our solar daylight and attic fan systems sales and installation business includes:

•	Pre-sales service for commercial, residential and governmental customers;

•	Installation of solar daylight and attic fan systems and related constructional systems;

•	Technical support and service to end-users; and

•	Providing government permits and tax incentives application services to end-users.

Solar Hot Water System Sales and Installation

The scope of our solar hot water system sales and installation business includes:

•	Pre-sales service for commercial, residential, governmental and non-profit customers;

•	Installation of solar hot water systems and related infrastructure;

•	Technical support and service to end-users; and

•	Providing government permits and tax incentives application services to end-users.

Solar hot water systems use sunlight to heat water utilizing state of the art solar concentrating systems. Solar hot water systems can be customized to provide water for general in-home use, or residential requirements such as pool heating. Systems can also be installed for specialized commercial or industrial applications. Most solar hot water systems aren’t designed to replace traditional hot water systems. The systems are designed to pre-heat water before it runs through a more traditional water heater. This preheating can reduce the energy required to maintain the hot water supply by 75% or more.

Solar Power System Sales and Installation

The scope of our solar power system sales and installation business includes:

•	Pre-sales service for commercial, residential, governmental and non-profit customers;

•	Installation of PV systems and related infrastructure;

•	Technical support and service to end-users; and

•	Providing government permits and tax incentives application services to end-users.

Photovoltaic (PV) solar power systems convert sunlight directly into electricity that can be used, stored, or sold back into the power grid. As the cost of PV systems continues to decline, while reliability and efficiency continue to increase, more commercial and residential customers are seeing the benefits of installing PV systems. While PV systems are a very small part of our business today, we anticipate that PV systems will be a major part of our growth, due in large part to generous tax rebates available, as well as the increasing acceptance of “green” energy alternatives.

Rooftop Solar Power Plant (“RPP”) Systems

We are currently developing a new business segment focused on the design and installation of rooftop solar power plants. Conventional thinking has led to the creation of massive stand-alone solar plants, which, due to size, are generally located tens or hundreds of miles from the anticipated end-users. The distance between power generation and use requires the installation of power transmission lines to connect to the electrical distribution network, which can substantially increase the required investment in larger solar projects.

Some of the most troublesome issues relating to the construction of large scale solar plants are the lengthy environmental impact assessment studies (which take three years or longer and are required by federal environmental protection laws), sophisticated application processing for land use permits, and different safety and security requirements for open public space, not to mention the current opposition to solar projects from activists concerned about the habitat loss. All of these difficulties add up to tremendous investment, effort and long delays; often resulting in cancelled projects.

By comparison, the much smaller footprint of our planned grid-tied RPP systems would be a substantial departure from current large-scale solar power plants. Our RPP systems won’t use public land; instead, we plan to partner with large commercial property owners to utilize free, and currently unutilized, roof space on commercial buildings. By installing our RPP systems on existing private buildings, we believe we can avoid most environmental and regulatory issues. We will also greatly reduce the need for expensive electrical transmission infrastructure, as the “host” building will already be connected to the local electric distribution grid. We believe that property owners will be receptive to partnering with us to develop these systems.

Our planned RPP systems are reliant on recent advances in solar technologies that have drastically increased efficiency as well as the reduced cost of PV panels due, in large part, to the proliferation of solar panel manufacturers. Additionally, federal and state laws requiring electric providers to “purchase” power from grid-tied alternative energy systems provide standards for the sale of power generated by these systems. We believe our Rooftop Solar Power Plants could avoid many of the roadblocks faced by traditional large-scale solar power plants.

As an established alternative energy system integrator we have the requisite technical background, experience, and other capabilities necessary to design and install RPP systems.

Competition and Market Overview

According to Solar Buzz.com (“Solar Buzz”), an online marketing service, the Global demand for solar power has sustained annual growth of more than 30% over the past twenty years. However, according to the USEIA’s Renewable Energy Consumption and Electricity Preliminary 2010 Statistics Report, alternative energy still accounts for only a small percentage of electricity generation worldwide and less than 8% in the United States. Further, according to BP plc.’s 2011 Statistical World Energy Review, the United States currently lags behind Germany, Spain, Japan and Italy in solar power installation.

The United States possesses some of the best solar resources in the world and yet, according to the same BP report, Germany has installed seven times as many solar energy systems as the United States. As an emerging player in the solar power industry, China has grown from having a virtually non-existent alternative energy industry prior to 2005, to their current position as the world’s largest supplier of PV solar panels, according to a January 2010 New York Times article entitled “China Leading Global Race to Make Clean Energy.”

According to Solar Buzz, the global solar power market, as defined by solar power system installations, had an estimated $82 billion in total revenue in 2010. Further, the U.S. solar power installation market could reach 1.9GW of installed capacity during 2011, which would mean the market has doubled in size for the second consecutive year. Solar Buzz also reported that experts expect the US will continue to grow its share of the global solar market in 2011; some forecasts indicate the US will end the year as the third largest solar power market after Germany and Italy. While, according to Solar Buzz, the US currently comprises approximately 5% of the global solar power market, it could increase to 15% by 2015.

The solar power industry is at an early stage of its growth and is highly fragmented with many smaller companies. The prospect for long-term worldwide demand for solar power has attracted many new solar panel manufacturers, as well as a multitude of design/integration companies in our market segment, with no single competitor gaining market dominance. We expect the manufacturing segment of the industry to consolidate as solar panel manufacturing capacity increases. We also expect there to be consolidation in the design/integration segment of the industry based mostly on branding, development of new technology and business process improvements. We believe our growth model will allow us the opportunity to be a leader in the consolidation of integration and installation companies.

As a retailer and installer of third party solar products we compete with a wide range of companies, from other specialized solar firms such as ours to sole proprietors installing solar solutions as a second job. We believe that our real world knowledge of the benefits and drawbacks of each solar product we offer allows us to provide and install a system designed to meet the specific needs of each customer, regardless of whether that customer is a homeowner installing a single solar attic fan or a major corporation upgrading facilities with the latest in solar power and water systems. In our experience, the knowledge of our sales and installation personnel regarding the products we sell and install, coupled with our attention to detail before, during, and after installation, allows us to retain customers and obtain referrals; even when we may not be able to meet the heavily discounted prices of some of our competitors.

Principal Suppliers

We currently purchase our inventory primarily from two manufacturers. For the year ended December 31, 2012, these vendors accounted for approximately 90% of our total inventory purchases. We are the preferred re-seller for Solatube, Inc. (“Solatube”), a worldwide leader in solar daylighting and solar attic fans, in Southeastern Louisiana.

Solatube Premier Dealer Agreement

On January 1, 2011, the Company entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories: The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St. John the Baptist, St. Tammany, Tangipahoa, Terrebonne, West Baton Rouge, within the State of Louisiana. Under the terms of the dealer agreement, there are minimum purchase requirements of the following:

•	$216,675 from January 1, 2011 to December 31, 2011;

•	$270,843 from January 1, 2012 to December 31, 2012; and

•	$338,555 from January 1, 2013 to December 31, 2013.

The Company failed to meet its minimum purchase requirements under the Solatube dealer agreement for the year ended December 31, 2012. Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so. During 2013, the Company will lose its preferential pricing terms under the agreement.

The Company anticipates that installations of Solatube products will increase as the Company’s markets mature, thereby ensuring that the Company satisfies the future requirements of the Solatube dealer agreement.

Government Regulation

The market for alternative energy systems is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities.  These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation.  For example, there currently exist metering caps in certain jurisdictions, which limit the aggregate amount of power that may be sold by alternative power generators into the electric grid.  These regulations and policies have been modified in the past and may be modified in the future in ways that could deter purchases of alternative energy systems and investment in the research and development of alternative energy technologies.  For example, without a mandated regulatory exception for alternative energy systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid.  Such fees could increase the cost to our customers of using alternative energy systems and make them less desirable, thereby harming our business, operating results and financial condition.  Changes in net metering policies could also deter the purchase and use of alternative energy systems.  In addition, electricity generated by alternative energy systems competes primarily with expensive peak hour electricity rates rather than with the less expensive average price of electricity.  Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require alternative energy systems to achieve lower prices in order to compete with the price of electricity.

Our solar attic fan sales and installation business is highly dependent on continued governmental incentives. In most cases the installation of a solar attic fan in our home territory of Southeast Louisiana is eligible for a 50% rebate on the cost of the system including installation from the State of Louisiana, as well as a 30% rebate from the federal government. While our solar daylight installations are not eligible for rebates at the same rate as the solar attic fans, there are programs available for homeowners and eligible small businesses to receive sizeable tax credits from increasing energy efficiency. Sales of our solar hot water and solar power systems are also highly reliant on then availability of incentives and we expect them to remain so until the installed cost of our systems is comparable with the cost of legacy power delivery.

Employees

As of the date of this filing we have three full-time employees, our Chief Executive Officer and President, Mr. Robert Bludorn, as well as two full time employees of SNS, our wholly owned subsidiary.  We also have one part-time employee.  Additionally, SNS hires independent contractors as needed for its solar installations.  We intend to add staff as the Company initiates its growth strategy.  Any such additions will be made at the judgment of management to meet the Company’s then current needs.  We have no collective bargaining agreements with our employees.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

Where You Can Find More Information

The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.  The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.   RISK FACTORS.

Risks Related to Our Company

THE LIKELIHOOD OF OUR SUCCESS MUST BE EVALUATED WITH CONSIDERATION GIVEN TO THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAY FREQUENTLY ENCOUNTERED BY A COMPANY WITH LIMITED OPERATIONS.

Since we have a limited operating history, it will be difficult for investors and securities analysts to evaluate our business and future prospects.  You must consider our prospects in light of the risks, expenses and difficulties we face as a company with a limited operating history.  Investors should evaluate an investment in the Company in light of the uncertainties encountered by early-stage companies in an intensely competitive industry.  There can be no assurance that our efforts will be successful or that we will be able to maintain profitability.

We have only recently developed our strategy of expanding our installation business beyond the Southeastern Louisiana market and proposing photovoltaic solar power projects.  Potential investors should therefore be aware that we face the substantial risk of failure associated with any new business strategy as a result of problems encountered in connection with their commencement of new operations.  These include, but are not limited to, the entry of new competition, unknown or unexpected additional costs and expenses that may exceed estimates.

WE WILL REQUIRE FINANCING TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN SUCH FINANCING COULD PROHIBIT US FROM EXECUTING OUR BUSINESS PLAN AND CAUSE US TO SLOW DOWN OUR EXPANSION OF OPERATIONS.

We will need to raise funds through public or private debt or sale of equity to achieve our business strategy.  Our current revenues provide us enough cash to maintain our current operations, yet additional funds will be required to implement our planned business growth strategy.  Such financing may not be available when needed.  Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  Our capital requirements to implement our business strategy will be significant.  Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to significantly expand our operations as set forth in our plan of operations.

The sale of additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

While we believe that our current funding sources will continue to advance funds to us as needed, there can be no assurances that such funding will be available to us on terms that would be acceptable and at this time we have no specific details regarding the timing or terms under which such funding would be available. Accordingly, there can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.  If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion.  In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

THERE IS A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has incurred a net operating loss for each period since the Company’s inception.  For the year ended December 31, 2012, the Company had a accumulated net loss of $1,031,536, and had a working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our ability to continue generating revenues will depend on a number of factors, many of which are beyond our control.  These factors include general economic conditions, interest rates, market acceptance of our products and services, and competitive efforts.  Due to these factors, we cannot anticipate with any degree of certainty what our revenue will be in future periods.

As such, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business plan.  As a result, we may have to liquidate our business and you may lose your investment.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES. OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS THAT MAY RESULT IN THE FAILURE TO GENERATE REVENUES AT LEVELS WE EXPECT.

In order to maximize potential growth in our current markets, we may have to expand our operations. Such expansion will place a significant strain on our management and our operational, accounting and information systems. We expect that we will need to continue to improve our financial controls, operating procedures and management information systems. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Risks Related to Our Business and Industry

THE MARKET FOR ALTERNATIVE ENERGY SOLUTIONS IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

The market for alternative energy solutions is intensely competitive.  Our current solar products and services is only a small component of the overall U.S. residential power and lighting market and thus we must compete with established, larger and better-known national and local service providers.  We compete for customers directly with larger and more established firms, such as local power companies, which have significant advantages over us, including access to greater capital resources, established sales and support mechanisms and large existing customer bases.

We also compete directly with other solar power and lighting installation companies.  We expect these competitors to devote significant financial and operating resources to maintain their respective positions in the residential power and lighting segment.  We also expect existing competitors and new entrants to the market to constantly revise and improve their products and services in light of challenges from us and other competition.  If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

IF THE PRICES OF TRADITIONAL SOURCES OF ENERGY DECLINE SIGNIFICANTLY, OUR SALES COULD DECLINE AND THE FINANCIAL RESULTS OF OUR BUSINESS OPERATIONS WOULD BE HARMED.

Prices of energy (including traditional sources of energy such as oil, gas, or electricity) or alternative energy may decline.  The alternative energy industry as a whole can also be significantly affected by fluctuations in energy prices and supply and demand of alternative energy fuels, energy conservation, the success of exploration projects and tax and other government regulations and policies.  If sufficient demand for alternative energy products does not develop or takes long periods of time to develop, the revenues of alternative energy companies may not experience growth to permit the ongoing expansion of such businesses.  In the event that prices of energy from traditional sources undergo a significant and sustained decline, our sales and results of operations will be harmed.

BECAUSE DEMAND FOR ALTERNATIVE ENERGY SOLUTIONS IS DRIVEN IN PART BY GOVERNMENTAL INCENTIVES, A SIGNIFICANT REDUCTION IN GOVERNMENT SUBSIDIES AND ECONOMIC INCENTIVES FOR SOLAR POWER COULD CAUSE OUR SALES TO DECLINE.

Currently, demand for alternative energy solutions is driven in part by significant government subsidies and economic incentives.  If subsidies and other incentives for alternative energy solutions are reduced or eliminated, the demand for alternative energy may decline and cause corresponding declines in the revenues and profits of alternative energy companies.  In addition, existing regulations and policies, and changes to such regulations and policies, may present technical, regulatory and economic barriers to the purchase and use of alternative energy solutions, thus reducing demand for such solutions.

IF WE ARE UNABLE TO RESPOND TO CHANGING TECHNOLOGIES AND ISSUES PRESENTED BY NEW TECHNOLOGIES, OUR BUSINESS WILL BE HARMED.

The alternative energy industry is subject to technological change.  If we rely on products and technologies that are not attractive to customers, or if we are unable to respond appropriately to changing technologies and changes in product function and quality, we may not be successful in capturing or retaining a significant market share.  In addition, any new technologies utilized in our alternative energy systems may not perform as expected or as desired, in which event the adoption of such products or technologies could harm our business.

BECAUSE WE ARE CURRENTLY DEPENDENT ON THE SOUTHEASTERN LOUISIANA MARKET, WE MUST EXPAND TO OTHER MARKETS IN ORDER TO INCREASE OUR SALES AND DIVERSIFY OUR REVENUE BASE.

We derive substantially all of the revenue from our alternative energy solutions from sales in single state, making us dependent on the economics and market conditions of one region.  We currently derive substantially all of the revenue from our alternative energy solutions from projects in Southeastern Louisiana.  The growth of our business will require us to expand our operations in Louisiana and to commence operations in other states.  Our success will likely depend on our ability to raise additional capital and successfully extend our installation business to other states.

IF WE ARE UNABLE TO MANAGE OUR PLANNED GROWTH, OUR OPERATIONS COULD BE ADVERSELY IMPACTED.

Our wholly-owned subsidiary, SNS, with its residential solar sales and installation business has formed the basis for a business model that we are confident can be replicated in locations across the United States. The management of such growth will require, among other things, continued development of our financial and management controls and management systems, stringent control of costs on both products and labor expenses, diligent management of our subsidiaries, increased spending associated with marketing activities, the addition of new locations, either through organic growth or acquisition, the ability to attract and retain qualified management personnel and the training of new personnel.

In addition, growth will eventually require the expansion of our accounting, customer support and business development operations, which will require additional capital expenditures and may divert the time and attention of management personnel who oversee any such expansion.  Failure to successfully manage our expected growth and development, to enhance our processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

FUTURE ACQUISITIONS COULD HAVE ADVERSE CONSEQUENCES ON OUR EXISTING BUSINESS OR ASSETS.

We may acquire additional operating businesses and other assets that we believe will aid us in our business model and growth strategy.  Our acquisition strategy involves numerous risks, including:

☐	Possible failures of our acquisitions to be profitable or to generate anticipated cash flows;

☐	Lack of consumer interest in new product and service offerings;

☐	Entry into markets and geographic areas where we have limited or no experience;

☐	Potential difficulties in integrating our operations with those of acquired companies;

☐	Diversion of our management team’s attention away from other business concerns; and

☐	Loss of key employees of acquired companies or the inability to recruit additional senior management to supplement or replace senior management of acquired companies.

THE LACK OF AVAILABILITY OF POTENTIAL ACQUISITIONS AT REASONABLE PRICES COULD HARM OUR GROWTH STRATEGY.

We face stiff competition from others for acquisition opportunities.  If the prices sought by sellers of these companies were to rise, we may find fewer acceptable acquisition opportunities.  In addition, the purchase price of possible acquisitions could require debt or equity financing on our part.  Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms.  In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions.  If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forgo that opportunity.  Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.  Additional equity financing could result in dilution to our stockholders.

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our revenues and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control.  You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance.  Our results of operations may fall below the expectations of market analysts and our own forecasts.  If this happens, the market price of our common stock may fall significantly.  The factors that may affect our quarterly operating results include the following:

☐	Backordered or oversold inventories of products required to complete booked installations;

☐	The timing and amount of sales and marketing expenses incurred to attract new customers;

☐	Fluctuations in sales of different types (i.e., daylighting systems vs. solar attic fans);

☐	Seasonal patterns in consumer spending;

☐	Worsening economic conditions which cause consumers to resist purchasing of our products and services;

☐	Changes in the regulatory environment, particularly the potential future elimination of State and Federal Tax Rebates for the purchase and installation of our products;

☐	The timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

☐	The adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and

☐	Costs related to opening additional locations or acquiring other operating businesses.

Purchases by consumers also tend to be cyclical; reflecting overall economic conditions as well as budgeting and buying patterns.  Any decline in the economy generally may alter consumers’ current or prospective spending priorities, or may increase the time it takes us to close sales, and could materially and adversely affect our business, results of operations and financial condition.

BECAUSE WE ARE DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS, OUR BUSINESS, FINANCIAL CONDITION, AND OPERATING RESULTS WILL BE HARMED IF OUR SUPPLY ORDERS ARE DELAYED.

We depend upon a limited number of suppliers for the components used in our solar energy systems.  The failure of our suppliers to supply us with components in a timely manner or on commercially reasonable terms could result in lost orders, delay our project schedules and harm our operating results and business expansion efforts.  Our orders with certain of our suppliers may represent a very small portion of their total business.  As a result, these suppliers may not give priority to our business, leading to potential delays in or cancellation of our orders.  If any of our suppliers were to fail to supply our needs on a timely basis or to cease providing us key components we use, we would be required to secure alternative sources of supply.  We may have difficulty securing alternative sources of supply in a timely manner and on commercially reasonable terms.  If this were to occur, our business would be harmed.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY GENERAL ECONOMIC CONDITIONS; IF WE EXPERIENCE A DECLINE IN SALES OUR ABILITY TO BECOME PROFITABLE WILL DECREASE.

Our business could be adversely affected in a number of ways by general economic conditions, including higher interest rates, consumer credit conditions, unemployment and other economic factors.  During economic downturns, we may have greater difficulty in gaining new customers for our products and services.  Our strategies to acquire new customers may not be successful, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

IF OUR PRODUCTS CONTAIN DEFECTS, OUR REPUTATION COULD BE HARMED AND OUR RESULTS OF OPERATIONS ADVERSELY AFFECTED.

Some of our products are complex and may contain undetected defects.  The occurrence of defects or malfunctions could result in financial losses for our customers and in turn, termination of services, cancellation of orders, product returns and diversion of our resources.  Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services, cause a loss of sales, and result in harm to our business reputation and the value of our brand.

IF WE ARE SUBJECT TO SIGNIFICANT UNEXPECTED WARRANTY EXPENSES OR SERVICE CLAIMS, OUR ABILITY TO GENERATE NET PROFITS WILL BE HARMED.

We may be subject to unexpected warranty expenses or service claims that could reduce our profits.  As a result of the length of the warranty periods we provide, we bear the risk of warranty claims long after we have completed the installation of an alternative energy system.  Our current standard warranty for our installation services includes a 10-year warranty period for defects in material and workmanship in Louisiana.  Our failure to accurately predict future warranty claims could result in unexpected volatility in our financial condition.

BECAUSE OUR EMPLOYEES AND TECHNICIANS WORK IN THE HOMES AND BUSINESS OF OUR CUSTOMERS, WE MAY BE SUBJECT TO LIABILITY CLAIMS BASED ON THEIR ACTIONS.

As part of our alternative energy solution installation and integration business, our technicians and other employees must perform work in our customers’ homes and businesses.  If the actions of these employees give rise to claims of property damages or other claims, we could experience increased costs, including potentially significant monetary damages.

WE ARE OPERATING IN A HIGHLY COMPETITIVE MARKET AND WE ARE UNSURE AS TO WHETHER OR NOT THERE WILL BE ANY CONSUMER DEMAND FOR OUR PRODUCTS.

Some of our competitors are much larger and better capitalized than we are.  It may be that our competitors will better address the same market opportunities that we are addressing.  These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own.  The Company is especially susceptible to larger companies that invest more money in marketing.  Moreover, the market for our products is potentially large but highly competitive.  There is little or no hard data that substantiates the demand for our services or how this demand will be segmented over time.  We will be subject to delays and or order cancellation due to factors outside of the company’s control.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Our senior management has never had responsibility for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which is necessary to maintain our public company status.  If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

WE NEED TO ESTABLISH AND MAINTAIN REQUIRED DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING AND TO MEET THE PUBLIC REPORTING AND THE FINANCIAL REQUIREMENTS FOR OUR BUSINESS, WHICH WILL BE TIME CONSUMING FOR OUR MANAGEMENT.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and other disclosure controls and procedures.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

While no current lawsuits are filed against us, the possibility exists that a claim of some kind may be made in the future.  While we will work to insure high product quality and accuracy in all marketing and labeling, no assurance can be given that some claims for damages will not arise.  We currently have no plan to purchase liability insurance and we currently lack the resources to purchase such insurance.

Risks Related to Our Common Stock

THE COMPANY’S STOCK PRICE MAY BE VOLATILE.

The market price of the Company’s Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following:

☐	Products and services by the Company or its competitors;

☐	Additions or departures of key personnel;

☐	The Company’s ability to execute its business plan;

☐	Operating results that fall below expectations;

☐	Loss of any strategic relationship;

☐	Industry developments;

☐	Economic and other external factors; and

☐	Period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We are subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. In addition, we are incurring substantial expenses in connection with the preparation of this registration statement. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT INVESTORS IN OUR STOCK.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include:

☐	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

☐	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

☐	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

☐	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

☐	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR SOME TIME, WHICH COULD RESULT IN NO RETURN ON YOUR INVESTMENT.

We have never declared or paid cash dividends on our common stock.  We currently intend to retain our earnings, if any, to provide funds for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future.  Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors of our operations

THE ELIMINATION OF MONETARY LIABILITY AGAINST THE COMPANY’S EXISTING AND FUTURE DIRECTORS, OFFICERS AND EMPLOYEES UNDER WYOMING LAW AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO THE COMPANY’S EXISTING AND FUTURE DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY THE COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST THE COMPANY’S DIRECTORS, OFFICERS AND EMPLOYEES.

The Company’s Articles of Incorporation contain specific provisions that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its existing and future directors and officers to the extent provided by Wyoming law.  The Company may also have contractual indemnification obligations under future employment agreements with its officers or employees.  The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup.  These provisions and resultant costs may also discourage the Company from bringing a lawsuit against existing and future directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s existing and future directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We currently lease office space as our corporate headquarters. This space is located at 14116 Customs Blvd, Suite 111 in Gulfport, Mississippi 39503.  We pay $700 per month for use of this office space under a month-to-month lease.  Additionally, our Solar N Stuff subsidiary leases a storefront in Covington, Louisiana, to utilize as both a warehouse and showroom.  As of the date hereof, we have not sought to move or change either of our locations.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional space.  We currently do not own any real property.

ITEM 3 .	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock began trading on the OTC markets on October 12, 2012 under the symbol “SOLX” The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter ended*	Low Price	High Price

December31, 2012	$0.10	$0.10

* Our common stock began trading on October 12, 2012.

(b) Holders

As of March 31, 2013, a total of 48,000,000 shares of the Company’s common stock are currently outstanding held by 27 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Any future dividends will be at the discretion of the Board of Directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Nevada law, and any restrictions that may be imposed by our future credit arrangements.

(d) Securities Authorized for Issuance under Equity Compensation Plans

No securities are authorized for issuance by the Company under equity compensation plans.

Rule 10B-18 Transactions

During the year ended December 31, 2012, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities not otherwise reported on a Current Report on Form 8-K for Form 10-Q during the December 31, 2012, fiscal year end.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of Operations

We have focused our efforts primarily on small solar installation projects. Our plan over the next twelve months is to aggressively pursue larger projects which will increase our service and product line revenue.

Results of Operations

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue

Revenue decreased $50,196, or 19.3%, to $209,620 from $259,816 for the years ended December 31, 2012 and 2011, respectively. The decrease is primarily due to our increased focus on higher margin solar sales and installations that generally have longer sales cycles.

Cost of Goods Sold

Cost of goods sold decreased $60,997, or 33.6%, to $120,537 from $181,534 for the years ended December 31, 2012 and 2011, respectively. This overall decrease was primarily due to our focus on higher margin sales and installations.

Operating Expenses

Operating expenses decreased $58,887, or 10.6%, to $496,252 from $555,139 for the years ended December 31, 2012 and 2011, respectively. The overall decrease in operating expenses results primarily from a reduction in professional fees due to the conclusion of our direct public offering.

Interest Expense

For the years ended December 31, 2012 and 2011, the Company recognized interest expense of $69,637 and $37,362, respectively. The increase is due to increase in overall outstanding debt.

Net Loss

Our net losses for the years ended December 31, 2012 and 2011 were $476,806 and $507,830, respectively. The increase in net loss is attributable to the decrease in revenue and interest expense, partially offset by the decrease in expenses.

Liquidity and Capital Resources

Years ended December 31, 2012 as compared to December 31, 2011

During the years ended December 31, 2012 and 2011, the Company recognized negative cash flows from operating activities of $403,219 and $421,653, respectively. As of December 31, 2012, the Company held cash and cash equivalents of $18,858 compared to cash of $18,380 as of December 31, 2011.

For the year ended December 31, 2012, cash provided by investing activities totaled $78,697 and was comprised of cash provided by sales of common stock of $120,000, offset by cash used to purchase fixed assets of $41,303. For the year ended December 31, 2011, cash used in investing activities was $5,819 and was comprised of cash used for the acquisition of a vehicle of $14,820 offset by cash provided from the sale of an old vehicle of $9,001.

Cash provided by financing activities totaled $325,000 and $390,000 for the years ended December 31, 2012 and 2011, respectively, and consisted of amounts loaned by Infinite Funding under various notes payable with maturity on December 30, 2015.

The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations for profitability. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including general and administrative.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Commitments

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

During the year ended December 31, 2012, the Company failed to meet its minimum purchase requirements under the Solatube dealer agreement.  Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so. During 2013, the Company will lose its preferential pricing terms under the agreement.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss and net cash used in operations for the year ended December 31, 2012, and a working capital deficit and stockholders’ deficit, respectively, at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

  seek additional third party debt and/or equity financing;

  continue with the implementation of the business plan;

  increase product prices and reduce discounts;

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our operating income and net income as well as on the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and/or if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements:

Revenue Recognition Policy

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable events under this item for the year ended December 31, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2012 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2012 (the end of the period covered by this annual report on Form 10-K).

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012. Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls, and inadequate disclosure controls.

No Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer. The Company qualifies for this exemption.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012 together with all positions and offices of the Company held by each:

Name	Position	Age

Brian D Barrilleaux[1]	Former Chairman/CEO	33

Kellie A Moss[2]	Former Corporate Secretary	36

Robert S Bludorn[3]	Chairman and CEO	49

1.	Resigned on February 15, 2013
2.	Resigned on February 15, 2013
3.	Appointed on February 15, 2013

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officers and directors:

Brian D Barrilleaux, age 33, Former Chief Executive Officer, Former President, Former Chairman

Until his resignation on February 15, 2013 Mr. Brian Barrilleaux was the Company’s Chief Executive Officer, President and Chairman of the Board of Directors.  He held these positions from inception on December 6, 2010.  Prior to joining the Company, from January 2005 to December 2010, Mr. Barrilleaux worked for Dunham Price LLC in Lake Charles, Louisiana, a provider of various concrete products, including ready mixed concrete, concrete piling, concrete pipe, and aggregate, where he held numerous positions, including Quality Control Manager, Dispatch Manager, and Assistant Sales Manager.  In 2004, Mr. Barrilleaux received a bachelor degree in Business Administration and Marketing from McNeese State University in Lake Charles, Louisiana.

Kellie A Moss, age 36, Former Secretary, Former Director

Until her resignation on February 15, 2013 Ms. Moss was the Company’s Corporate Secretary and served as a member of the Board of Directors.  She held such positions from inception on December 6, 2010.  In January 2006, Ms. Moss formed Moss Consulting Services (“Moss Consulting”), a sole proprietorship based in Lake Charles, Louisiana focused on business process consulting.  Mrs. Moss remains the owner of Moss Consulting and dedicates approximately 20 hours per week to its operation.  Prior to forming Moss Consulting, Ms. Moss served as the office manager for the Austin Law Firm, based in Lake Charles, Louisiana, where here responsibilities included bookkeeping, client correspondence, and managing interaction with courthouse staff and opposing counsel.  She held such position from 1992 to 2006.

Robert S Bludorn, age 49, Chief Executive Officer and Chairman

Since January 2011 Mr. Bludorn has served as the Director of Operations for the Registrant’s Solar N Stuff (“SNS”) subsidiary in Covington, LA. In his role as Director, Mr. Bludorn has been instrumental in bringing new cutting edge solar power and solar thermal product to customers throughout Southeast Louisiana. From 2009 to 2011 Mr. Bludorn served as the Sales Manager for SNS before being promoted upon the acquisition of SNS by the Registrant. Immediately prior to joining SNS Mr. Bludorn served as District Manager for New Age Concepts, a Chicago provider of staffing and payroll management services.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Board Committees

The Company does not currently have a designated audit, nominating or compensation committee.  The Company currently has no plans to form these separately designated board committees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board of directors.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person.  The activities of each director and officer are material to the operation of the Company.  No other person’s activities are material to the operation of the Company.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have adopted a Code of Ethics, which applies to all of our directors, officers and employees. The Code of Ethics was filed as Exhibit 14.1 to our Registration Statement on Form S-1, filed with the SEC on June 27, 2011. If we make any amendment to our Code of Ethics other than a technical, administrative or non-substantive amendment, or if we grant any waiver, including any implicit waiver, from a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver in a current report on Form 8-K filed with the SEC.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years including both accrued and cash compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Brian Barrileaux	2012	$72,000		0	0	0	0	0	0	$72,000	*
Former Pres./CEO; Chairman	2011	72,000	**	0	0	0	0	0	0	72,000	**

Kellie A. Moss	2012	12,000		0	0	0	0	0	0	12,000
Former Sec/Director	2011	12,000		0	0	0	0	0	0	12,000

Robert S Bludorn	2012	0		0	0	0	0	0	0	0
CEO & Chairman	2011	0		0	0	0	0	0	0	0

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through December 31, 2012.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common	Brian D. Barrileaux; Former CEO; Pres.	30,000,000	62.5%

Common	Kellie A. Moss	-	-
Common	Robert S Bludorn	-	-

All Officers and Directors as a Group		30,000,000	62.5%

1. The address of each executive officer and director is c/o Solar America Corp. at 14116 Customs Blvd, Suite 111; Gulfport, MS 39503

2. As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3. These shares are held in the name of Salty Pepper Corp., a Louisiana Corporation. Brian Barrilleaux, the Company’s Former Chairman and President is the sole beneficial owner of Salty Pepper Corp.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)	Any of our director(s) or executive officer(s);

(B)	Any nominee for election as one of our directors;

(C)	Any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or

(D)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

McConnell & Jones, LLP is our independent registered public accounting firm.

Audit Fees

(a) The aggregate fees billed by McConnell & Jones, LLP for professional services rendered for the audit of our annual financial statements on Forms 10-K or services that are normally provided in connection with statutory and regulatory filings were $19,500 and $15,000 for the fiscal year ended December 31, 2012 and 2011.

Audit-Related Fees

(b) None.

Tax Fees

(c) None.

All Other Fees

(d) None.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Glacier Point Corp., dated August 12, 2010 (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

3.2	Amendment to the Articles of Incorporation of Glacier Point Corp., to effectuate name change to Solar America Corp., dated December 6, 2010 (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

3.3	Amended and Restated Articles of Incorporation of Solar America Corp., dated April 26, 2011 (as filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

3.4	Bylaws of Glacier Point Corp., dated August 12, 2010 (as filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

3.5	Amended and Restated Bylaws of Solar America Corp., dated April 4, 2011 (as filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

4.1	Promissory Note, dated December 31, 2010, issued in favor of Infinite Funding, Inc. (as filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on Jne 27, 2011)

4.2	Promissory Note, dated January 26, 2011, issued in favor of Infinite Funding, Inc. (as filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

4.3	Promissory Note, dated January 26, 2011, issued in favor of Infinite Funding, Inc. (as filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

4.4	Promissory Note, dated April 22, 2011, issued in favor of Infinite Funding, Inc. (as filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

10.1	Acquisition Agreement dated December 16, 2010, by and between Solar America Corp. and Tina Thomas, the selling shareholder of Solar N Stuff, Inc. (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

10.2	Non-Exclusive Dealer Agreement, dated November 1, 2010, by and between Solar America Corp. and Solatube International, Inc. (as filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 30, 2011)

14.1	Code of Ethics (as filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

21.1	List of Subsidiaries (as filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

27

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Solar America Corp.

We have audited the accompanying consolidated balance sheets of Solar America Corp. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note2 of the financial statements, the Company has incurred losses, has negative operational cash flows and believes that its existing capital resources may not be adequate to enable it to execute its business plan. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

April 12, 2013

SOLAR AMERICA CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,858	$18,380
Accounts receivable	17,946	1,962
Inventory	19,348	15,960
Prepaid expenses	-	5,500
Total current assets	56,152	41,802
Goodwill	62,193	62,193
Fixed assets, net of accumulated depreciation of $43,239 and $29,849, respectively	53,350	25,437
Total assets	$171,695	$129,432
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$41,232	$74,162
Advances	-	110,000
Advances from officer	-	10,000
Current portion of notes payable	-	480,000
Total current liabilities	41,232	674,162
Notes payable – long term	1,031,999	-
Total liabilities	1,073,231	674,162
Stockholders' deficit:

COMITMENTS AND CONTINGENCIES (See Note 6)	-	-
Preferred stock, ($0.001 par value), 10,000,000 shares authorized and -0-issued and outstanding	-	-
Common stock, ($0.001 par value), 200,000,000 shares authorized and 30,000,000 shared issued and outstanding as of December 31, 2012 and 2011, respectively	48,000	10,000
Additional paid-in capital	82,000	-
Accumulated deficit	(1,031,536)	(554,730)
Total stockholders' deficit	(901,536)	(544,730)
Total liabilities and stockholders' deficit	$171,695	$129,432

The accompanying notes are an integral part of these financial statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2012		December 31, 2011

Revenue:	$		$
Product Revenue		165,004		226,132
Service Revenue		44,616		33,684
Total revenue		209,620		259,816
Cost of goods sold (exclusive of depreciation shown below):
Cost of goods sold, product		112,173		153,065
Cost of goods sold, service		8,364		28,469
Total cost of goods sold		120,537		181,534
Gross profit		89,083		78,282
Operating expenses
Selling, general and administrative		482,863		541,926
Depreciation		13,389		13,213
Total operating expenses		496,252		555,139
Loss from operations		(407,169)		(476,857)
Other income (expenses)
Interest expense		(69,637)		(37,362)
Gain on disposal of asset		-		6,389
Net loss		$(476,806)		$(507,830)
Net loss per common share – basic and fully diluted		$(0.01)		$(0.02)
Weighted average common shares outstanding – basic and diluted		42,098,361		30,000,000

The accompanying notes are an integral part of these financial statements.

SOLAR AMERICA CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Shares	Common Shares	Par Amount ($0.001)	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2010	-	30,000,000	$30,000	$(20,000)	$(46,900)	$(36,900)
Net loss	-	-	-	-	(507,830)	(507,830)
Balance at December 31, 2011	-	30,000,000	30,000	(20,000)	(554,730)	$(544,730)
Shares issued for cash	-	18,000,000	18,000	102,000	-	120,000
Net loss	-	-	-	-	(476,806)	(476,806)
Balance at December 31, 2012	-	48,000,000	$48,000	$82,000	$(1,031,536)	$(901,536)

*On August 6, 2012, a 3 for 1 forward split was approved. Therefore, the shares have been retroactively recast to show the effect of the forward split.

The accompanying notes are an integral part of these financial statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2012	December 31, 2011

Cash flows from operating activities:
Net loss	$(476,806)	$(507,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,389	13,213
Gain on disposal of asset	-	(6,389)
Changes in operating assets and liabilities:		-
Accounts receivable	(15,984)	21,414
Inventory	(3,388)	(2,118)
Prepaid expenses and other current assets	5,500	3,715
Accrued liabilities – related party	-	8,590
Accounts payable and accrued liabilities	74,070	47,752
Net cash used in operating activities	(403,219)	(421,653)

Cash flows from investing activities:
Cash provided from issuance of common stock	120,000	-
Cash provided from sale of asset	-	9,001
Purchase of fixed assets	(41,303)	(14,820)
Net cash provided by/(used in) investing activities	78,697	(5,819)

Cash flows from financing activities:
Proceeds from advances	-	110,000
Proceeds from notes payable	335,000	280,000
Payments on advance from officer	(10,000)	-
Net cash provided by financing activities	325,000	390,000

Net change in cash and cash equivalents	478	(37,472)
Cash and cash equivalents, at beginning of period	18,380	55,852
Cash and cash equivalents, at end of period	$18,858	$18,380

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental noncash investing and financing activities:
Reclassification of accrued interest payable to notes payable	$106,999	-
Stock split	$32,000	-

The accompanying notes are an integral part of these financial statements.

SOLAR AMERICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

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

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements at December 31, 2012 and 2011 include the amounts of Solar n Stuff, a wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

Cash and Equivalents

Solar America considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with domestic banks and, at year-end all the funds were within the federally insured limits.

Accounts Receivable

Solar America provides an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  When specific accounts are determined to be uncollectable, they are expensed to bad debt expense in that period.  At December 31, 2012 and 2011, Solar America estimated its allowance for doubtful accounts to be $0.

Inventory

Inventory is stated at lower of cost (first-in, first out) or net realizable value.  Inventory consists of Solatube products that are being marketed to customers.  Amounts at December 31, 2012 and 2011 were $17,946 and $15,960, respectively.

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

In accordance with guidance of the FASB ASC Topic no. 350-10, Goodwill and Other, the Company tests goodwill for impairment at least annually, or at any time when impairment indicators exist, by comparing the fair value of the reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill.  Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, significant deterioration in market share, and/or a loss of key personnel.  If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value. The Company analyzed and tested goodwill for impairment at December 31, 2012 and determined there was no impairment.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets.  Leasehold improvements are amortized over the shorter of the assets' useful lives or lease terms. The Company does not allocate depreciation to cost of goods sold as the Company does not engage in manufacturing activities.

Asset Description	Useful Lives
Equipment	3-7 years
Computers and electronic	3 years
Furniture and fixtures	3-7 years

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments consist primarily of accounts receivable, accounts payable, and note payables.  The Company believes the carrying value of its, accounts receivable, accounts payable and notes payable approximate fair value because of the short-term nature or maturity of the instruments.

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

Income Taxes

Solar America accounts for income taxes under the provisions of FASB ASC Topic No. 740 (formerly SFAS No. 109, Accounting for Income Taxes), which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

In recording deferred income tax assets, Solar America considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable.  The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination.  The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of December 31, 2012. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.  As a result of the acquisition of Solar n Stuff, the use of the NOL is limited under Section 382 of the IRS Rules and Regulations.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presentedThe adoption did not have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08. The new guidance provides an entity the option, when testing for goodwill impairment, to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing a qualitative assessment, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment, and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). The new guidance was effective for the Company beginning January 1, 2012.

In June 2011, the FASB issued ASU 2011-05. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or present net income and other comprehensive income in two separate but consecutive statements. However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement. For Solar, the new guidance is effective for the Company beginning January 1, 2012. The adoption of ASU No. 2011-05 did not have material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 which amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, the Company did not have material impacts to its Consolidated Financial Statements upon adoption.

Note 2: Going Concern

At December 31, 2012, the Company had accumulated deficits and a working capital deficit.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company estimates that it will require additional cash resources during 2013 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and reduction of costs, although there can be no assurance thereof.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3: Notes Payable

On December 31, 2012, the Company and Infinite Funding agreed to consolidate several outstanding note payable agreements into a new note agreement. Per the terms of the arrangement, a new notes was issued with an aggregate face value of $1,031,999, which included $735,000 in face value of the prior notes, accrued and unpaid interest in the amount of $106,999 and non-interest bearing advances in the amount of $190,000. The new secured promissory note has a stated interest rate of 10%. The notes payable balance together with accrued interest is due and payable on December 30, 2015.

Note 4: Common Stock

On August 6, 2012, the Company approved a forward 3 for 1 stock split. All share amounts have been recast to retroactively show the effect of the forward stock split.

During the nine months ended September 30, 2012, the Company sold six (after the split, eighteen) million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1 that became effective on March 29, 2012. The total proceeds raised in the offering were $120,000 and the offering price per share was $0.02, pre-split. As of the date of this filing the offering is closed. The Company used the proceeds from the offering as described in its prospectus filed with the SEC.

On December 6, 2010 Solar America authorized the issuance of 30,000,000 (adjusted to reflect the Company’s 10-for-1 forward split, effectuated on April 26, 2011 and further adjusted to reflect the Company’s 3-for-1 forward split effectuated on August 6, 2012) shares of its common stock, par value $0.001 per share, to Salty Pepper Corp., a company beneficially owned by our past Chairman and President, Brian Barrilleaux, in payment for services rendered during the formation of the Company.  These services included work product related to the Company’s formation and acquisition targets, as well as the research and drafting of the Company’s business plan. On the date of issuance Solar America determined the fair value of the shares issued to be $10,000 based solely upon the par value of the Company’s common stock.

Note 5: Related Party Transactions

On December 30, 2011, $10,000 was advanced directly to SNS by the former Chief Executive Officer for working capital purposes and was repaid by SNS on January 16, 2012.

Note 6: Commitments and Contingencies

Premier Dealer Agreement

On January 1, 2011, the Company entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories:  The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St John the Baptist, St. Tammany, Tangipahoa, Terrebonne, and West Baton Rouge, within the State of Louisiana.  Under the terms of the dealer agreement, there are minimum purchase requirements of the following:

☐	$216,675 from January 1, 2011 to December 31, 2011

☐	$270,843 from January 1, 2012 to December 31, 2012

☐	$338,555 from January 1, 2013 to December 31, 2013.

During the year ended December 31, 2012 the Company made $36,627 purchases under the agreement and failed to meet its minimum purchase requirements under the Solatube dealer agreement for 2011 and 2012.   Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so. During 2013, the Company will lose its preferential pricing terms under the agreement.

Note 7: Income Taxes

Deferred income taxes are recorded at the effective tax rate of 15%. SFAS No. 109, ASC 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

	December 31,	December 31
	2012	2011
Deferred tax asset attributable to:
Net operating losses	$157,732	$84,239
Less: valuation allowance	(157,732)	(84,239)
Total	$-	-

As of December 31, 2012 and 2011, the deferred tax assets are net of a valuation allowance of $157,732 and $84,239 respectively, based on the amount that management believes will ultimately be realized.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  At December 31, 2012, Solar America had net loss carry-forwards from current operations $976,326 for tax purposes which will begin to expire in 2028.  As of a result of the acquisition of Solar n Stuff, the predecessor entity’s NOL’s are limited to carry forward under Section 382 of the IRS Rules and Regulations.  All years presented are open for IRS examination. The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements.  This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns.

Note 8:  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. No significant subsequent events occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar America Corp.

By:	/s/ Robert S Bludorn
Robert S Bludorn Chairman & CEO (Principal Executive Officer and Principal Accounting Officer)

April 15, 2013

29