Form 10-Q
period 2013-03-31
Solar America Corp
filed 2013-05-15
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:   333-175148

SOLAR AMERICA CORP.

 (Exact name of registrant as specified in its charter)

Wyoming	38-3825959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14116 Customs Blvd., Suite 111

Gulfport, MS 39503

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

As of May 15, 2013, the registrant had 48,000,000 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOLAR AMERICA CORP.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-2

Consolidated Statements of Operations for the Three Months Ended
March 31, 2013 and 2012 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2013 and 2012 (Unaudited)	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

SOLAR AMERICA CORP.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 and DECEMBER 31, 2012

	March 31,	December 31,
	2013 (Unaudited)	2012
ASSETS
Current Assets
Cash and cash equivalents	$11,447	$18,858
Accounts receivable	16,525	17,946
Prepaid expenses	695	-
Inventory	18,852	19,348
Total current assets	47,519	56,152

Property, Plant and Equipment, net of accumulated depreciation of $ 46,813 and $43,239, respectively	49,776	53,350

Other Assets
Goodwill	62,193	62,193

TOTAL ASSETS	$159,488	$171,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$37,715	$41,231
Advances from third party	115,000	-
Accrued interest	25,447	-
Total Current Liabilities	178,162	41,231

Noncurrent Liabilities:
Note Payable	1,031,999	1,031,999

TOTAL LIABILITIES	1,210,161	1,073,230

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 10,000,000 shares authorized, 0 shares
issued and outstanding	-	-

Common stock, par $0.001, 200,000,000 shares authorized and 48,000,000 shares issued and outstanding	48,000	48,000
Additional paid in capital	82,000	82,000
Accumulated deficit	(1,180,673)	(1,031,535)

TOTAL STOCKHOLDERS' DEFICIT	(1,050,673)	(901,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$159,488	$171,695

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

	Three Months Ended March 31, 2013	Three Months Ended March 30, 2012

REVENUE:
Product revenue	$18,268	$27,176
Services revenue	4,374	7,250
Total Revenue	22,642	34,426

COST OF GOODS SOLD (exclusive of depreciation shown separately below):
Product	6,944	8,079
Services	770	8,677
Total cost of goods sold	7,714	16,756

OPERATING EXPENSES:
Depreciation	3,574	3,536
Selling, general and administrative	135,045	134,870
Total operating expenses	138,619	138,406

NET OPERATING LOSS	(123,691)	(120,736)

OTHER INCOME (EXPENSE)	(25,447)	(15,164)

NET LOSS BEFORE INCOME TAXES	(149,138)	(135,900)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(149,138)	$(135,900)

Weighted Average Number of Shares Outstanding	48,000,000	30,000,000

Net Loss Per Share	$(0.00)	$(0.01)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

SOLAR AMERICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash used in operating activities:
Net loss for the period	$(149,138)	$(135,900)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,574	3,536
Changes in assets and liabilities
Accounts receivable	1,421	1,897
Inventory	496	(4,795)
Prepaid expenses	(695)	-
Accounts payable and accrued liabilities	21,931	25,705
Net cash used in operating activities	(122,411)	(109,557)

Cash flows from financing activities:
Borrowings on notes payable	-	-
Advances from Infinite Funding, Inc.	115,000	115,000
Repayment of Advances from Officer	-	(10,000)
Net cash provided by financing activities	115,000	105,000

Net decrease in cash and cash equivalents	(7,411)	(4,557)
Cash and cash equivalents - beginning	18,858	18,380
Cash and cash equivalents - end	$11,447	$13,823

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

SOLAR AMERICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

On August 12, 2010, Solar America Corp., a Wyoming corporation (“Solar America” or the “Company”), was formed with the intent to acquire businesses operating in the alternative energy industry sector.  On December 16, 2010, Solar America acquired 100% of the outstanding common stock of Solar N Stuff, Inc., a Louisiana corporation founded in 2008 (“SNS”), in exchange for $100,000, resulting in SNS becoming a wholly owned subsidiary of Solar America.  SNS’s results of operations are consolidated with Solar America and presented from December 16, 2010 through March 31, 2013.  SNS provides homeowners and businesses with clean and efficient solar energy products, such as Solar Hot Water Heating, Photovoltaic Solar Electric Systems, Solatube Daylighting, Solar Swimming Pool Heating and DC Pool pumps, and Solar Attic Ventilation through its distribution arrangement with Solatube International, Inc. (“Solatube”).

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in its annual report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements at March 31, 2013 include the accounts of SNS, a wholly-owned subsidiary.

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

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired businesses. The Company’s goodwill results from the acquisition of Solar n Stuff. In order to determine the fair value of goodwill on the Solar n Stuff acquisition, the Company allocated the purchase price to the fair value of all Solar n Stuff’s assets and liabilities. The Company estimated the fair value of the assets and liabilities to approximate book value. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the fair value of goodwill. As a result, the Company recorded goodwill in the amount of $62,193 at March 31, 2013, as a non-current asset.

NOTE 2 – GOING CONCERN

At March 31, 2013, the Company had accumulated net losses of $1,180,673 and a significant working capital deficit.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company estimates that it will require additional cash resources during 2013 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and reduction of costs, although there can be no assurance thereof.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – NOTES PAYABLE

On December 31, 2012, the Company and Infinite Funding agreed to consolidate several outstanding note payable agreements into a new note agreement. Per the terms of the arrangement, a new note was issued with an aggregate face value of $1,031,999, which included $735,000 in face value of the prior notes, accrued and unpaid interest in the amount of $106,999 and non-interest bearing advances in the amount of $190,000. The new secured promissory note has a stated interest rate of 10%. The notes payable balance together with accrued interest is due and payable on December 30, 2015.

During the three months ended March 31, 2013, Infinite Funding advanced $115,000 to the Company. The balance is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2013, the Company failed to meet its minimum purchase requirements under the Solatube dealer agreement for the year ended December 31, 2012.  Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so. During 2013, the Company will lose its preferential pricing terms under the agreement.

NOTE 5 – COMMON STOCK

On August 6, 2012, the Company approved a forward 3 for 1 stock split. All share amounts have been recast to retroactively show the effect of the forward stock split.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2013 through March 31, 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2012 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 15, 2013.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K filed on April 15, 2013.

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

We have incurred a net operating loss for each period since the Company’s inception.  For the period from August 12, 2010 (Inception) to March 31, 2013, the Company had a net loss of $1,180,673.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A complete summary of these policies is included in Note 1 of our audited financial statements for the year ended December 31, 2012 contained in the Annual Report filed on Form 10-K on April 15, 2013.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013 as compared to the three months March 31, 2012, total revenues were $22,642 and $34,426, respectively; and net loss were $149,138 and $135,900, respectively. The revenue decline is primarily due to our increased focus on higher margin solar sales and installations that generally have longer sales cycles.   Interest expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was $25,447 and $15,164. The increase is due to the increase in borrowings from Infinite Funding.

Liquidity and Capital Resources

At March 31, 2013 we had cash or cash equivalents of $11,447 and had a working capital deficit of $130,643.  At March 31, 2013 our assets consisted of accounts receivable of $16,525; prepaid expenses of $695 and inventory of $18,852.

Our net cash used in operating activities for the three months ended March 31, 2013 was $122,411 and was primarily the result of our net loss of $149,138. Our net cash used in operating activities for the three months ended March 31, 2012 was $109,557 and was primarily the result of our net loss of $135,900 offset by a change in our payables of $25,705. Our cash provided by financing activities for the three months ended March 31, 2013 was $115,000 and consisted of proceeds from advances from Infinite Funding. Cash provided from financing activities for the three months ended March 31, 2012 was $105,000 and consisted of advances of $115,000 from Infinite Funding offset by payments made to our officer on advances of $10,000. There was no cash used for investing activities for the three months ended March 31, 2013and 2012.

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

We failed to meet its minimum purchase requirements under the Solatube dealer agreement for the year ended year ended December 31, 2012 and the three months ended March 31, 2013. . Under the terms of the agreement, Solatube may, at its discretion, decrease the discount applied to the Company’s purchases or give the Company notice of default and eventually move to cancel the agreement. Per the Company’s recent communications with Solatube, there are no monetary penalties to the Company for failing to meet the minimum purchase requirement and Solatube has never canceled an agreement for failure to meet the minimum purchase requirement and has not indicated an intention to do so.

We anticipate installations of Solatube products will increase as the Company’s markets mature, thereby ensuring that the Company satisfies the requirements of the Solatube dealer agreement.

As of March 31, 2013, respectively, our financial statements have been prepared assuming the Company will continue as a going concern. We have not earned sufficient revenues from its operations to break even, has a working capital deficit, and an accumulated deficit of $1,180,673 since inception.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure

(b)	Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the first quarter of fiscal year ending 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013, that were not otherwise reported in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2013.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information requited to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR AMERICA CORP.

Date: May 15, 2013	By:	/s/ Robert S. Bludorn
Robert S. Bludorn
Chairman & CEO
(Principal Executive Officer and Principal Accounting Officer)

