Form 10-Q
period 2013-09-30
Horizon Energy Corp.
filed 2013-11-15
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 14, 2013, the registrant had 48,000,000 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON ENERGY CORP. F/K/A SOLAR AMERICA CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

	September 30,	December 31,
	2013 (Unaudited)	2012
ASSETS
Current Assets
Cash and cash equivalents	$20,346	$18,858
Accounts receivable	-	17,946
Prepaid expenses	695	-
Inventory	6,243	19,348
Total current assets	27,284	56,152

Property, Plant and Equipment, net of accumulated depreciation of $ 48,699 and $43,239, respectively	41,775	53,350

Other Assets
Goodwill	-	62,193

TOTAL ASSETS	$69,059	$171,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$19,163	$41,231
Advances from third party	25,250	-
Accrued interest	77,188	-
Total Current Liabilities	121,601	41,231

Noncurrent Liabilities:
Note Payable	1,267,000	1,031,999

TOTAL LIABILITIES	1,388,601	1,073,230

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, par $0.001, 200,000,000 shares authorized and 48,000,000 shares issued and outstanding	48,000	48,000
Additional paid in capital	82,000	82,000
Accumulated deficit during development stage	(68,939)
Accumulated deficit	(1,380,603)	(1,031,535)

TOTAL STOCKHOLDERS' DEFICIT	(1,319,542)	(901,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$69,059	$171,695

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP. F/K/A SOLAR AMERICA CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Nine Months Ended		Development Period Three Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

REVENUE:
Product revenue	$-	$-	$-	$-	$-
Services revenue	-	-	-	-	-
Total revenue	-	-	-	-	-

COST OF GOODS SOLD (exclusive of depreciation shown separately below):
Cost of goods sold - product	-	-	-	-	-
Cost of goods sold - services	-	-	-	-	-
Total cost of goods sold	-	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	39,691	62,967	207,678	211,967	39,691
Depreciation	2,065	320	6,195	320	2,065
Total operating expenses	41,756	63,287	213,873	212,287	41,756

Loss from operations	(41,756)	(63,287)	(213,873)	(212,287)	(41,756)

OTHER INCOME (EXPENSE)	(26,012)	(18,526)	(77,188)	(51,111)	(26,012)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(67,768)	(81,813)	(291,061)	(263,398)	(67,768)

PROVISION FOR INCOME TAXES	-	-	-	-	-

DISCONTINUED OPERATIONS:
Loss from operations of discontinued subsidiary, Solar N Stuff	(1,171)	(30,441)	(126,946)	(113,115)	(1,171)

NET LOSS	$(68,939)	$(112,254)	$(418,007)	$(376,513)	(68,939)

Net loss per share, basic and diluted from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)	(0.00)
Net loss per share, basic and diluted from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Weighted-average common shares outstanding, basic and diluted	48,000,000	48,000,000	48,000,000	40,116,789	48,000,000

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP. F/K/A SOLAR AMERICA CORP.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Development Stage Three months ended September 30, 2013
Cash used in operating activities:
Net loss	$(291,061)	$(263,398)	$(67,768)
Net loss from discontinued operations	(126,946)	(113,115)	(1,171)
Reconciling item:
Impairment of Goodwill associated with Solar N Stuff	62,193	-	-
Depreciation of Solar N Stuff	4,003	10,606	1,171
Net loss after discontinued operations	(351,811)	(365,907)	(67,768)

Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	-	-	-
Depreciation	6,196	320	2,065
Gain on disposal of fixed asset	(1,624)	-	-
Changes in assets and liabilities
Accounts receivable	17,946	1,381	-
Inventory	13,105	(3,532)	-
Prepaid expenses	(695)	5,500	-
Accrued interest	77,188	-	26,013
Accounts payable and accrued liabilities	(22,068)	41,027	11,425
Net cash used in operating activities	(261,763)	(321,211)	(28,265)

Cash flows from investing activities:
Cash used for purchase of assets	-	(19,190)	-
Cash provided from disposal of fixed asset	3,000	-	-
Net cash provided by investment activities	3,000	(19,190)	-

Cash flows from financing activities:
Sale of common stock	-	120,000	-
Borrowings on notes payable from Infinite Funding, Inc.	235,001	245,000	20,000
Advances from third parties.	25,250	-	25,250
Repayment of Advances from Officer	-	(10,000)	-
Net cash provided by financing activities	260,251	355,000	45,250

Net increase in cash and cash equivalents	1,488	14,599	16,985
Cash and cash equivalents - beginning	18,858	18,380	3,361
Cash and cash equivalents - end	$20,346	$32,979	$20,346

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP. F/K/A SOLAR AMERICA CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

On August 12, 2010, Horizon Energy Corp. (f/k/a Solar America Corp), a Wyoming corporation (“Horizon” or the “Company”), was formed with the intent to acquire businesses operating in the energy industry sector.  On December 16, 2010, Horizon acquired 100% of the outstanding common stock of Solar N Stuff, Inc., a Louisiana corporation founded in 2008 (“SNS”), in exchange for $100,000, resulting in SNS becoming a wholly owned subsidiary of Horizon.  During the period ended June 30, 2013, Horizon decided it was in the best interests of the shareholders to terminate the operations of SNS. SNS’s results of operations are presented as discontinued operations in all periods from December 16, 2010 through June 30, 2013. Simultaneously with the termination of the SNS operations, the Company determined it was in the best interest of the shareholders to expand the company’s scope of operations to include more traditional energy sector opportunities. As such, Horizon is a development stage company beginning July 1, 2013, with historical balances shown.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in its annual report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements at September 30, 2013 include the accounts of SNS, a wholly-owned subsidiary. SNS’s results of operations are presented herein as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Inventory is stated at lower of cost (first-in, first out) or net realizable value. Amounts at December 31, 2012 and September 30, 2013 were $19,348 and $6,243, respectively.

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

IncomeTaxes

The Company accounts for its income taxes using the liability method, whereby deferred tax assets and liabilities are established for the future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations. The Company will evaluate any uncertain tax positions at December 31, 2013.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired businesses. The Company’s goodwill results from the acquisition of Solar n Stuff (“SNS”). In order to determine the fair value of goodwill on the Solar n Stuff acquisition, the Company allocated the purchase price to the fair value of all SNS’s assets and liabilities. The Company estimated the fair value of the assets and liabilities to approximate book value. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the fair value of goodwill. As a result of the company’s decision to discontinue the operations of SNS, the Company recorded an impairment of goodwill in the amount of $62,193 during the nine months ended September 30, 2013.

NOTE 2 – DISCONTINUED OPERATIONS

During the period ended June 30, 2013 the Company decided it was in the best interests of the shareholders to terminate the operations of SNS. SNS’s results of operations are presented as discontinued operations in all periods from December 16, 2010 through September 30, 2013. The components of the loss on discontinued operations for the three and nine months ended September 30, 2013 are:

	Three months ended September 30,2013	Nine months ended September 30, 2013
Revenues	$-	$32,838
Cost of goods sold	-	(17,097)
General and administrative expenses	(1,171)	(80,494)
Impairment of goodwill	-	(62,193)
Loss on discontinued operations	$(1,171)	$(126,946)

Amounts for 2012 have been reclassified to conform to the presentation of 2013.

NOTE 3 – GOING CONCERN

At September 30, 2013, the Company had accumulated net losses of $1,449,542 ($1,380,603 accumulated loss before entering developing stage; $68,939 accumulated loss after entering developing stage) and a significant working capital deficit.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company estimates that it will require additional cash resources during 2013 based on its current operating plans and condition.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

During the nine months ended September 30, 2013, Infinite Funding advanced $235,001 to the Company. The Company received additional advances from third party investors in the principal aggregate amount of $25,250 during the nine months ended September 30, 2013. These are non-interest bearing advances.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Premier Dealer Agreement

On January 1, 2011, the Company entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories:  The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St John the Baptist, St. Tammany, Tangipahoa, Terrebonne, and West Baton Rouge, within the State of Louisiana. During the period ending September 30, 2013 the Company and Solatube mutually agreed to terminate the dealer agreement.

NOTE 6 – COMMON STOCK

On August 6, 2012, the Company approved a forward 3 for 1 stock split. All share amounts have been recast to retroactively show the effect of the forward stock split.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2013 through September 30, 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2012 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013.  In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K filed on April 15, 2013.

Company Overview

Horizon Energy Corp. was incorporated in the state of Wyoming on August 12, 2010, as Glacier Point Corp. (“GPC”). From the date of inception to December 5, 2010, GPC was a non-operating company with no shareholders. On December 5, 2010, our Chairman and Chief Executive Officer, Brian Barrilleaux, acquired GCP from the incorporator.  On December 6, 2010, Mr. Barrilleaux filed an amendment with the State of Wyoming to change the name of GPC to Solar America Corp. On February 15, 2013, Mr. Barrilleaux resigned and the Company’s shareholders appointed Mr. Robert Bludorn as sole Director, CEO and Corporate Secretary. On May 28, 2013 we filed an amendment with the State of Wyoming to change the name from Solar America Corp to Horizon Energy Corp. to better reflect our business model.

On December 16, 2010, the Company entered into an Agreement for Sale and Purchase of Business (the “Acquisition”) with the shareholder of Solar N’ Stuff, Inc. (“SNS”), a corporation organized under the laws of the State of Louisiana, whereby the Company acquired 100% of the issued and outstanding shares of SNS in exchange for consideration in the aggregate amount of $100,000.  As a result of the Acquisition, the business of SNS became our principal business. During the nine months ended September 30, 2013 the Company decided that it was in the best interest of the shareholders to terminate the operations of SNS, effective immediately. This took place during the quarter ended June 30, 2013.

Simultaneously with the termination of the SNS operations, the Company decided to expand the company’s scope of operations to include more traditional energy sector opportunities. The Company is currently exploring additional market opportunities that may provide a faster path to growth than the alternative energy opportunities the Company continues to pursue.

Going Concern

The sale and installation of third party solar products was our core business. To date, all of our revenues were generated by our discontinued SNS subsidiary, primarily through the sale and installation of solar daylight and attic fan systems. The acquisition of SNS and our initial operations were funded through a series of promissory notes (as described in the footnotes to the financial statements.  Accordingly, our independent registered public accountant has issued a comment regarding our ability to continue as a going concern.  Until such time that we are able to establish profits sufficient to sustain our operations, planned growth and marketing strategy, management intends to rely primarily upon debt financing as needed to finance the operations of the Company as it expands the scope of its business model.

We have incurred a net operating loss for each period since the Company’s inception.  For the period from August 12, 2010 (Inception) to September, the Company had a net loss of $1,449,542, with $68,939 being incurred from its July 1, 2013, (entry into development stage) to September 30, 2013.

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

1

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  A complete summary of these policies is included in Note 1 of our audited consolidated financial statements for the year ended December 31, 2012 contained in the Annual Report filed on Form 10-K on April 15, 2013.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

During the period ended September 30, 2013 the Companydecided it was in the best interests of the shareholders to terminate the operations of SNS. SNS’s results of operations are presented as discontinued operations in all periods from December 16, 2010 through September 30, 2013. Amounts for 2012 have been reclassified to conform to the discontinued presentation of 2013. For the three months ended September 30, 2013 and the three months ended September 30, 2012, the Company did not generate any revenue; and net loss from continuing operations was $(67,768) and $(81,813) respectively; Interest expense was $26,012 and $18,526 respectively, due to the increased debt balance owed to Infinite Funding. Net loss from discontinued operations totaled $(1,171) and $(30,441) for the three months ended September 30, 2013 and 2012, respectively. The net loss from discontinued operations for the three months ended September 30, 2013 was made up of Revenues of $-; Cost of sales of $-; General and administrative expenses of $1,171 which was primarily made up depreciation costs. Amounts for 2012 have been reclassified to conform to the discontinued presentation of 2013.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

During the nine months ended September 30, 2013 Horizon decided it was in the best interests of the shareholders to terminate the operations of SNS. SNS’s results of operations are presented as discontinued operations in all periods from December 16, 2010 through September 30, 2013. Amounts for 2012 have been reclassified to conform to the discontinued presentation of 2013. For the nine months ended September 30, 2013 as compared to the nine months September 30, 2012, total revenues were $- and $-, respectively; net loss from continuing operations was $(291,061) and $(263,398) respectively; and Interest expense was $77,188 and $51,111 respectively, due to the increased debt balance owed to Infinite Funding. Net loss from discontinued operations for the nine months ended September 30, 2013 and 2012 totaled $(126,946) and $(113,115), respectively. The net loss from discontinued operations for the nine months ended September 30, 2013 was made up of Revenues of $32,838; Cost of sales of $17,097; General and administrative expenses of $142,687 which was primarily made up of a write off related to goodwill related to the original acquisition of SNS of $62,193 and a loss on vendor settlement of $2,306. Amounts for 2012 have been reclassified to conform to the discontinued presentation of 2013.

Liquidity and Capital Resources

At September 30, 2013 we had cash or cash equivalents of $20,346 and had a working capital deficit of $94,317.  At September 30, 2013 our assets consisted of accounts receivable of $-; prepaid expenses of $695 and inventory of $6,243.

Our net cash used in operating activities for the nine months ended September 30, 2013 was $261,763 and was primarily the result of our net loss after discontinued operations of $351,811 after adding back a non-cash reconciling item of impairment of goodwill. Our cash used in operating activities for the nine months ended September 30, 2012 was ($321,211) and was made up primarily of our net loss after discontinued operations of ($365,907) and our net loss from discontinued operations of ($113,115). Our cash provided by financing activities for the nine months ended September 30, 2013 was $260,251 which consisted of proceeds from advances from Infinite Funding of $235,001 and $25,250 from a third party. Cash provided from financing activities for the nine months ended September 30, 2012 was $355,000 and consisted of advances of $245,000 from Infinite Funding and third parties and sale of common stock of $120,000 offset by payments made to our officer on advances of $10,000. Cash flow provided from investing activities was $3,000 for the nine months ended September 30, 2013 and cash flow used in investing activities was $19,190 for the nine months ended September 30, 2012.

As of September 30, 2013, our financial statements have been prepared assuming the Company will continue as a going concern. The Company has not earned sufficient revenues from its operations to break even, has a working capital deficit, and an accumulated deficit of $1,449,542 since inception, of which $68,939 was accumulated since July 1, 2013, (entry into development stage).

2

We will require additional financing to continue operations, either from existing shareholders or new shareholders through equity financing.  No assurances can be made that we will be able to obtain such financing on favorable terms or at all. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the third quarter of fiscal year ending 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2013, that were not otherwise reported in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2013.

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

Date: November 14, 2013
	By:	/s/ Robert S. Bludorn
Robert S. Bludorn
Chairman & CEO
(Principal Executive Officer and Principal Accounting Officer)

5