Form 10-K
period 2013-12-31
Horizon Energy Corp.
filed 2014-04-15
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2014 was $4,140,000. As of April 15, 2014, the registrant had 48,000,000 shares of its common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

Horizon Energy Corp. f/k/a Solar America Corp.

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

COMPANY OVERVIEW

Horizon Energy Corp. was incorporated in the state of Wyoming on August 12, 2010, as Glacier Point Corp. (“GPC”). From the date of inception to December 5, 2010, GPC was a non-operating company with no shareholders. On December 5, 2010, our Former CEO, Brian Barrilleaux, acquired GCP from the incorporator.  On December 6, 2010, Mr. Barrilleaux filed an amendment with the State of Wyoming to change the name of GPC to Solar America Corp. On February 15, 2013, Mr. Barrilleaux resigned and the Company’s shareholders appointed Mr. Robert Bludorn as sole Director, CEO and Corporate Secretary. On May 28, 2013 we filed an amendment with the State of Wyoming to change the name from Solar America Corp to Horizon Energy Corp. to better reflect our business model.

On December 16, 2010, the Company entered into an Agreement for Sale and Purchase of Business (the “Acquisition”) with the shareholder of Solar N’ Stuff, Inc. (“SNS”), a corporation organized under the laws of the State of Louisiana, whereby the Company acquired 100% of the issued and outstanding shares of SNS in exchange for consideration in the aggregate amount of $100,000.  As a result of the Acquisition, the business of SNS became our principal business. On July 1, 2013 the Company decided that it was in the best interest of the shareholders to terminate the operations of SNS, effective immediately.

Simultaneously with the termination of the SNS operations, the Company decided to expand the company’s scope of operations to include more traditional energy sector opportunities. The Company is currently exploring additional market opportunities that may provide a faster path to growth than the alternative energy opportunities the Company continues to pursue.

We have incurred a net operating loss for each period since the Company’s inception.  For the period from August 12, 2010 (Inception) to December 31, 2013, the Company had a combined net loss of $1,506,435 ($125,831 from entering development stage on July 1, 2013 and $1,380,604 from prior periods).

Employees

As of the date of this filing we have one full-time employee, our Chief Executive Officer and President, Mr. Robert Bludorn.   We have no collective bargaining agreements with our employees.

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

We have only recently developed our strategy of expanding our business focus to include oil and gas exploration and production opportunities.  Potential investors should therefore be aware that we face the substantial risk of failure associated with any new business strategy as a result of problems encountered in connection with their commencement of new operations.  These include, but are not limited to, the entry of new competition, unknown or unexpected additional costs and expenses that may exceed estimates.

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

THERE IS A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has incurred a net operating loss for each period since the Company’s inception.  For the year ended December 31, 2013, the Company had an accumulated net loss of $1,506,435, and had a working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our ability to continue generating revenues will depend on a number of factors, many of which are beyond our control.  These factors include general economic conditions, interest rates, market acceptance of our products and services, and competitive efforts.  Due to these factors, we cannot anticipate with any degree of certainty what our revenue will be in future periods.

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

Risks Related to Our Business and Industry

THE EXPLORATION AND PRODUCTION OF OIL AND NATURAL GAS IS A HIGHLY COMPETITIVE MARKET AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

The market for the exploration and productions of oil and natural gas is intensely competitive. We will compete for opportunities directly with larger and more established firms, which have significant advantages over us, including access to greater capital resources, established support operations and access to a larger variety of potential projects.

We expect these competitors to devote significant financial and operating resources to maintain their respective positions in the marketplace.  We also expect existing competitors and new entrants to the market to constantly revise and improve their products and services in light of challenges from us and other competition.  If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

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

Access to exploration and production opportunities tends to be cyclical; reflecting overall economic conditions as well as budgetary and seasonal weather.

WE ARE OPERATING IN A HIGHLY COMPETITIVE MARKET AND WE ARE UNSURE AS TO WHETHER OR NOT THERE WILL BE OPPORTUNITES FOR US TO PARTICIPATE IN PROFITABLE OPPORTUNITIES.

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

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

While no current lawsuits are filed against us, the possibility exists that a claim of some kind may be made in the future.  While we will work to ensure high product quality and accuracy in all marketing and labeling, no assurance can be given that some claims for damages will not arise.  We currently have no plan to purchase liability insurance and we currently lack the resources to purchase such insurance.

Risks Related to Our Common Stock

THE COMPANY’S STOCK PRICE MAY BE VOLATILE.

The market price of the Company’s Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control.

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

We believe that the market for penny stocks has suffered from patterns of fraud and abuse

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

We currently lease office space as our corporate headquarters. This space is located at 14116 Customs Blvd, Suite 111 in Gulfport, Mississippi 39503.  We pay approximately $700 per month for use of this office space under a month-to-month lease.  As of the date hereof, we have not sought to move or change either of our locations.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional space.  We currently do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

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

(a) Market Information

Our common stock began trading on the OTC markets on October 12, 2012 under the symbol “SOLX.” On June 19, 2013, FINRA approved the change of our symbol to “HORI” to better reflect our new name. The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter ended	Low Price	High Price

March 31, 2013	$0.09	$0.23
June 30, 2013	$0.09	$0.23
September 30, 2013	$0.09	$0.23
December 31, 2013	$0.09	$0.09

(b) Holders

April 15, 2014, a total of 48,000,000 shares of the Company’s common stock are currently outstanding held by 7 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Any future dividends will be at the discretion of the Board of Directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Wyoming law, and any restrictions that may be imposed by our future credit arrangements.

(d) Securities Authorized for Issuance under Equity Compensation Plans

No securities are authorized for issuance by the Company under equity compensation plans.

Rule 10B-18 Transactions

During the year ended December 31, 2013 there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities not otherwise reported on a Current Report on Form 8-K or Form 10-K during the December 31, 2013, fiscal year end.

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

Plan of Operations

We have focused our efforts primarily on identifying oil and natural gas exploration and production opportunities for the company to develop or acquire. Our plan over the next twelve months is to aggressively pursue these projects which should lead to the generation of revenues.

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Revenue

The Company entered development stage as of July 1, 2013, and as such has recorded $0 revenue. Amounts for 2012 were reclassified to present discontinued operations.

Cost of Goods Sold

The Company entered development stage as of July 1, 2013, and as such has recorded $0 cost of sales. Amounts for 2012 were reclassified to present discontinued operations

Operating Expenses

Operating expenses decreased $38,050, or 11%, to $233,453 from $271,503 for the years ended December 31, 2013 and 2012, respectively. The overall decrease in operating expenses results primarily from a reduction in costs associated with the discontinuation of our operating subsidiary.

Interest Expense

For the years ended December 31, 2013 and 2012, the Company recognized interest expense of $103,200 and $69,637, respectively. The increase is due to increase in overall outstanding debt.

Net Loss

Our net losses for the years ended December 31, 2013 and 2012 were $474,900 and $476,806, respectively.

Net loss from discontinued operations for the years ended December 31, 2013 and 2012 is comprised of:

	Year ended December 31,2013	Year ended December 31, 2012
Revenues	$32,838	$209,619
Cost of goods sold	(18,741)	(120,536)
General and administrative expenses	(90,151)	(224,749)
Impairment of goodwill	(62,193)	-
Loss on discontinued operations	$(138,247)	$(135,666)

Liquidity and Capital Resources

Years ended December 31, 2013 as compared to December 31, 2012

Effective July 1, 2013 we discontinued the operations of SNS and as such have reclassified items for 2012 to conform to the presentation of 2013.

During the years ended December 31, 2013 and 2012, the Company recognized negative cash flows from operating activities of $292,539 and $454,522, respectively. As of December 31, 2013, the Company held cash and cash equivalents of $11,569 compared to cash of $18,858 as of December 31, 2012.

For the years ended December 31, 2013 and 2012, cash provided by investing activities totaled $0.

Cash provided by financing activities totaled $285,250 and $455,000 for the years ended December 31, 2013 and 2012, respectively, and consisted of amounts loaned by Infinite Funding under various notes payable with maturity on December 30, 2015 in the amounts of $285,250 and $335,000, respectively, and sale of common stock for proceeds of $120,000 during the year ended December 31, 2012.

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

Commitments

Premier Dealer Agreement

On January 1, 2011, the Company entered into a three-year non-exclusive dealer agreement with Solatube to distribute certain products for the following territories:  The Parishes of Ascension, Assumption, East Baton Rouge, Iberville, Jefferson, Lafourche, Livingston, Orleans, Plaquemines, St. Bernard, St. Charles, St. James, St John the Baptist, St. Tammany, Tangipahoa, Terrebonne, and West Baton Rouge, within the State of Louisiana.  During the year ended December 31, 2013, the Company and Solatube mutually terminated the agreement with no penalty.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations for the year ended December 31, 2013, and a working capital deficit and stockholders’ deficit, respectively, at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

•	seek additional third party debt and/or equity financing;
•	continue with the implementation of the business plan;
•	increase product prices and reduce discounts;

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and/or if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact the consolidated financial statements. Refer to the Notes to the Financial Statements for a listing of critical accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable events under this item for the year ended December 31, 2013.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2013 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2013 (the end of the period covered by this annual report on Form 10-K).

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013. Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls, and inadequate disclosure controls.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2013 together with all positions and offices of the Company held by each:

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

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officers and directors:

Robert S Bludorn, age 49, Chief Executive Officer and Chairman

Mr. Bludorn was appointed Chairman and CEO on February 15, 2013. Prior to his appointment Mr. Bludorn served as the Director of Operations for the Registrant’s Solar N Stuff (“SNS”) subsidiary in Covington, LA. In his role as Director, Mr. Bludorn has been instrumental in bringing new cutting edge solar power and solar thermal product to customers throughout Southeast Louisiana. From 2009 to 2011 Mr. Bludorn served as the Sales Manager for SNS before being promoted upon the acquisition of SNS by the Registrant. Immediately prior to joining SNS Mr. Bludorn served as District Manager for New Age Concepts, a Chicago provider of staffing and payroll management services.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2013the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Robert S Bludorn	2013	60,000	0	0	0	0	0	0	0
CEO & Chairman	2012	0	0	0	0	0	0	0	0

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through December 31, 2013.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

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

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Audit Fees

(a) The aggregate fees billed by McConnell & Jones, LLP for professional services rendered for the audit of our annual financial statements on Forms 10-K or services that are normally provided in connection with statutory and regulatory filings were $25,500 and $19,500 for the fiscal year ended December 31, 2013 and 2012.

Audit-Related Fees

(b) None.

Tax Fees

(c) None.

All Other Fees

(d) None.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Glacier Point Corp., dated August 12, 2010 (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

3.2	Amendment to the Articles of Incorporation of Glacier Point Corp., to effectuate name change to Solar America Corp., dated December 6, 2010 (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

3.3	Amended and Restated Articles of Incorporation of Solar America Corp., dated April 26, 2011 (as filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

3.4	Bylaws of Glacier Point Corp., dated August 12, 2010 (as filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

3.5	Amended and Restated Bylaws of Solar America Corp., dated April 4, 2011 (as filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

14.1	Code of Ethics (as filed as Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

21.1	List of Subsidiaries (as filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2011)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

20

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Horizon Energy Corp.

We have audited the accompanying consolidated balance sheets of Horizon Energy Corp. (a development stage company) (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred losses, has negative operational cash flows and believes that its existing capital resources may not be adequate to enable it to execute its business plan. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

April 14, 2014

HORIZON ENERGY CORP. F/K/A SOLAR AMERICA CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,569	$18,858
Prepaid expenses	695	-
Total current assets	12,264	18,858
Net Assets from discontinued operations	$35,903	120,296
Total assets	$48,167	$139,154
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$4,153	$8,691
Advances	50,250	-

Total current liabilities	54,403	8,691
Notes payable – long term	1,266,999	1,031,999
Accrued Interest-long term	103,200	-
Total liabilities	1,424,602	1,040,690
COMMITMENTS AND CONTINGENCIES (See Note 6)	-	-

STOCKHOLDERS’ DEFICIT	-	-

Common stock, ($0.001 par value), 200,000,000 shares authorized and 48,000,000 shared issued and outstanding as of December 31, 2013 and 2012, respectively	48,000	48,000
Additional paid-in capital	82,000	82,000
Accumulated deficit during development stage	(125,831)	-
Accumulated deficit	(1,380,604)	(1,031,536)
Total stockholders' deficit	(1,376,435)	(901,536)
Total liabilities and stockholders' deficit	$48,167	$139,154

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON ENERGY CORP. F/K/A SOLAR AMERICA CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	For the Year	For the Year	Development Stage
	Ended	Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues earned during the development stage	$-	$-	$-

Cost of revenues (exclusive of depreciation shown separately below):
Product and Services costs	-	-	-

Operating expenses
Selling, general and administrative	233,453	271,503	65,466

Total operating expenses	233,453	271,503	65,466

LOSS FROM OPERATIONS	(233,453)	(271,503)	(65,466)
“
OTHER INCOME (EXPENSE)
Interest Expense	(103,200)	(69,637)	(52,024)

Net loss from continuing operations	(336,653)	(341,140)	(117,490)

Discontinued operations

Loss from operations of discontinued subsidiary, Solar N Stuff.	(138,247)	(135,666)	(8,341)

NET LOSS	$(474,900)	$(476,806)	$(125,831)

Net loss per common share
- basic and diluted
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)
Total net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	48,000,000	42,098,361

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON ENERGY CORP. F/K/A SOLAR AMERICA CORP.

( a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Shares	Common Shares	Par Amount ($0.001)	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2011	-	30,000,000	$30,000	$(20,000)	$(554,730)	$(544,730)
Shares issued for cash		18,000,000	18,000	102,000	-	120,000
Net loss	-	-	-	-	(476,806)	(476,806)
Balance at December 31, 2012	-	48,000,000	48,000	82,000	(1,031,536)	$(901,536)
Net loss from continuing operations	-	-	-	-	(336,653)	(336,653)
Net loss, discontinued operations	-	-	-	-	(138,247)	(138,247)
Balance at December 31, 2013	-	48,000,000	$48,000	$82,000	$(1,506,435)	$(1,376,435)

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON ENERGY CORP. F/K/A SOLAR AMERICA CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	Development Stage for the period ended December 31, 2013
Cash used in operating activities:
Net loss from continuing operations	$(336,653)	$(341,140)	$(117,490)
Net loss from discontinued operations	(138,247)	(135,666)	(8,341)
Net Changes in discontinued operating assets and liabilities
Change in Net Assets from discontinued operations	85,842	(39,838)	10,756

Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	-	-	-
Changes in operating assets and liabilities
Prepaid expenses	(695)	5,500	-
Accounts payable and accrued liabilities	(5,986)	(13,015)	1,008
Accrued Interest	103,200	69,637	52,025
Net cash used in operating activities	(292,539)	(454,522)	(62,042)

Cash flows from investing activities:
Net cash provided by investment activities	-	-	-

Cash flows from financing activities:
Sale of common stock	-	120,000	-
Borrowings on notes payable from Infinite Funding, Inc.	235,000	335,000	20,000
Advances from third parties.	50,250	-	50,250
Net cash provided by financing activities	285,250	455,000	70,250

Net increase in cash and cash equivalents	(7,289)	478	8,208
Cash and cash equivalents - beginning	18,858	18,380	3,361
Cash and cash equivalents - end	$11,569	$18,858	$11,569
Supplemental schedule of cash flow information:
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON ENERGY CORP. F/K/A SOLAR AMERICA CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Horizon Energy Corp. formerly known as Solar America Corp. began operations on August 10, 2010 as a Wyoming corporation (“Solar America”) and was formed with the intent to acquire businesses operating in the alternative energy industry sector. Horizon Energy Corp. changed it’s name in July 2013 to operate business under a new company symbol starting anew as an oil and gas business. , On December 16, 2010, Solar America acquired 100% of the outstanding common stock of Solar N Stuff, Inc. a Louisiana corporation founded in 2008 (“Solar n Stuff”), in exchange for $100,000, resulting in Solar n Stuff becoming a wholly owned subsidiary of Solar America.  Solar n Stuff’s results of operations are consolidated with Solar America and presented from December 16, 2010 forward.  During the period ended June 30, 2013, Horizon decided it was in the best interests of the shareholders to terminate the operations of SNS. SNS’s results of operations are presented as discontinued operations in all periods from December 16, 2010 through December 31, 2013. Simultaneously with the termination of the SNS operations, the Company determined it was in the best interest of the shareholders to expand the company’s scope of operations to include more traditional energy sector opportunities. As such, Horizon is a development stage company beginning July 1, 2013, with historical balances shown.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements at December 31, 2013 and 2012 include the amounts of Solar n Stuff, a wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

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

In accordance with guidance of the FASB ASC Topic no. 350-10, Goodwill and Other, the Company tests goodwill for impairment at least annually, or at any time when impairment indicators exist, by comparing the fair value of the reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill.  Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, significant deterioration in market share, and/or a loss of key personnel.  If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value. As a result of the company’s decision to discontinue the operations of SNS, the Company recorded an impairment of goodwill in the amount of $62,193 during year ended December 31, 2013.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments consist primarily of accounts receivable, accounts payable, and note payables.  The Company believes the carrying value of its, accounts receivable, accounts payable and notes payable approximate fair value because of the short-term nature or stated interest rate of the instruments.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic No. 740Accounting for Income Taxes, which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable.  The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination.  The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss (“NOL”) carryovers, to zero as of December 31, 2013. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.  As a result of the acquisition of Solar n Stuff, the use of the NOL is limited under Section 382 of the IRS Rules and Regulations.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Reclassification

The company has reclassified certain amounts in prior year to conform with the discontinued operations presentation for 2013. Specifically, net assets from discontinued operations have been presented for both years for comparison purposes.

Note 2: Going Concern

At December 31, 2013, the Company had accumulated deficits and a working capital deficit.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3: Discontinued Operations

Net assets from discontinued operations for the years ended December 31, 2013 and 2012 are comprised of :

	Year ended December 31, 2013	Year ended December 31, 2012
Accounts Receivable	$-	$17,946
Inventory	-	19,348)
PP&E-Net	38,541	53,350)
Goodwill	-	62,193
Accounts Payable	-	(23,528)
Accrued Liabilities	(2,638)	(9,013)
Net Assets from discontinued operations	$35,903	$120,296

Net loss from discontinued operations for the years ended December 31, 2013 and 2012 is comprised of:

	Year ended December 31,2013	Year ended December 31, 2012
Revenues	$32,838	$209,619
Cost of goods sold	(18,741)	(120,536)
General and administrative expenses	(90,151)	(224,749)
Impairment of goodwill	(62,193)	-
Loss on discontinued operations	$(138,247)	$(135,666)

Note 4: Advances and Notes Payable

The Company received additional advances from third party investors in the principal aggregate amount of $50,250 during 2013.  These are non-interest bearing advances.

On December 31, 2012, the Company and Infinite Funding agreed to consolidate several outstanding note payable agreements into a new note agreement. Per the terms of the arrangement, a new note was issued with an aggregate face value of $1,031,999, which included $735,000 in face value of the prior notes, accrued and unpaid interest in the amount of $106,999 and non-interest bearing advances in the amount of $190,000. During 2013, Infinite Funding advanced $235,000 to the Company. The additional advance of $235,000 was included in the note payable as of December 31, 2013. The secured promissory note has a stated interest rate of 10%. The notes payable balance together with accrued interest is due and payable on December 30, 2015. Accrued interest for 2013 was $103,200. The note payable is secured by all of the Company’s assets.

Note 5: Common Stock

In 2012, the Company sold six (after the split, eighteen) million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1 that became effective on March 29, 2012. The total proceeds raised in the offering were $120,000 and the offering price per share was $0.02, pre-split. As of the date of this filing the offering is closed. The Company used the proceeds from the offering as described in its prospectus filed with the SEC.

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

During 2013, the Company and mutually agreed to terminate the dealer agreement with no further obligation due.

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

	December 31,	December 31
	2013	2012
Deferred tax asset attributable to:
Net operating losses	$(225,806)	$(154,571)
Less: valuation allowance	(225,806)	(154,571)
Total	$-	-

As of December 31, 2013 and 2012, the deferred tax assets are net of a valuation allowance of $225,806 and $154,571 respectively, based on the amount that management believes will ultimately be realized.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  At December 31, 2013, Solar America had net loss carry-forwards from current operations $1,488,449 for tax purposes which will begin to expire in 2028.  As of a result of the acquisition of Solar n Stuff, the predecessor entity’s NOL’s are limited to carry forward under Section 382 of the IRS Rules and Regulations.  Currently, the Company’s 2011 federal tax return is under IRS examination. The Company has not yet filed 2012 and 2013 federal tax returns pending the outcome of the examination. The company has been assured that penalty will be waived if the company can resolve an issue with misapplication of an old SNS tax EIN Number under an old merchant account. As the company operates under a loss, there are no income taxes related to the examination. All years presented are open for IRS examination. The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements.  This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns.

Note 8:  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. No significant subsequent events occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horizon Energy Corp.

By:	/s/ Robert S Bludorn
Robert S Bludorn Chairman & CEO (Principal Executive Officer and Principal Accounting Officer)

April 15, 2014