Form 10-Q
period 2014-03-31
Horizon Energy Corp.
filed 2014-05-15
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 14, 2014, the registrant had 48,000,000 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

HORIZON ENERGY CORP.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

HORIZON ENERGY CORP.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 and DECEMBER 31, 2013

	March 31,
	2014 (Unaudited)	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$97,698	$11,569
Prepaid expenses	695	695
Total current assets	98,393	12,264

Property, Plant and Equipment, net	2,649	-

Net assets from discontinued operations	32,441	35,903

TOTAL ASSETS	$133,483	$48,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$7,358	$4,153
Advances	175,250	50,250
Total Current Liabilities	182,608	54,403

Noncurrent Liabilities:
Note Payable – long term	1,266,999	1,266,999
Accrued interest – long term	128,646	103,200

TOTAL LIABILITIES	1,578,253	1,424,602

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 10,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock, par $0.001, 200,000,000 shares authorized and 48,000,000 shares issued and outstanding	48,000	48,000
Additional paid in capital	82,000	82,000
Accumulated deficit during development stage	(194,166)	(125,831)
Accumulated deficit	(1,380,604)	(1,380,604)

TOTAL STOCKHOLDERS' DEFICIT	(1,444,770)	(1,376,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$133,483	$48,167

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013 and PERIOD FROM
DEVELOPMENT STAGE THROUGH MARCH 31, 2014

			For the Period from
	Three months	Three months	Development Stage
	Ended	Ended	through
	March 31, 2014 (Unaudited)	March 31, 2013 (Unaudited)	March 31, 2014 (Unaudited)

Revenues earned during the development stage	$-	$-	$-

Cost of revenues (exclusive of depreciation shown separately below):
Product and Services costs	-	-	-

Operating expenses
Selling, general and administrative	39,927	86,506	105,393

Total operating expenses	39,927	86,506	105,393

LOSS FROM OPERATIONS	(39,927)	(86,506)	(105,393)

OTHER INCOME (EXPENSE)
Interest Expense	(25,447)	(25,447)	(77,471)

Net loss from continuing operations	(65,374)	(111,953)	(182,864)

Discontinued operations

Loss from operations of discontinued subsidiary, Solar N Stuff.	(2,960)	(37,185)	(11,302)

NET LOSS	$(68,334)	$(149,138)	$(194,166)

Net loss per common share
- basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Total net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	48,000,000	48,000,000

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 31, 2014 (Unaudited)	Three Months Ended March 31, 2013 (Unaudited)	From Development Stage to the period ended March 31, 2014 (Unaudited)
Cash used in operating activities:
Net loss from continuing operations	$(65,374)	$(111,953))	$(182,864)
Net loss from discontinued operations	(2,960)	(37,185)	(11,302)
Net changes in discontinued operating assets and liabilities
Change in net assets from discontinued operations	3,462	4,475	12,082

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Prepaid assets	-	(695)	-
Accounts payable and accrued liabilities	3,203	(2,500)	6,349
Accrued Interest	25,447	25,447	77,471
Net cash used in operating activities	(36,222)	(122,411)	(98,264)

Cash flows from investing activities:
Purchase of oil and gas equipment	(2,649)	-	(2,649)
Net cash used in investment activities	(2,649)	-	(2,649)

Cash flows from financing activities:
Sale of common stock	-	-	-
Borrowings on notes payable from Infinite Funding, Inc.	-	115,000	20,000
Advances	150,000	-	200,250
Repayments of advances	(25,000)	-	(25,000)
Net cash provided by financing activities	125,000	115,000	195,250

Net increase (decrease) in cash and cash equivalents	86,129	(7,411)	94,337
Cash and cash equivalents - beginning	11,569	18,858	3,361
Cash and cash equivalents - end	$97,698	$11,447	$97,698
Supplemental schedule of cash flow information:
Interest paid	$-	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Horizon Energy Corp. (“Horizon” or “the Company”) formerly known as Solar America Corp. began operations on August 10, 2010 as a Wyoming corporation (“Solar America”) and was formed with the intent to acquire businesses operating in the alternative energy industry sector.  On December 16, 2010, the Company acquired 100% of the outstanding common stock of Solar N Stuff, Inc. (“Solar n Stuff”) a Louisiana corporation founded in 2008, in exchange for $100,000, resulting in Solar n Stuff becoming a wholly owned subsidiary of the Company. Solar n Stuff’s results of operations are consolidated with Solar America and presented from December 16, 2010 forward. During the period ended June 30, 2013, Horizon decided it was in the best interests of the shareholders to terminate the operations of SNS. Horizon Energy Corp. changed its name in July 2013 to operate business under a new company symbol, HORI, starting anew as an oil and gas business. SNS’s results of operations are presented as discontinued operations in all periods from December 16, 2010 through December 31, 2013. Simultaneously with the termination of the SNS operations, the Company determined it was in the best interest of the shareholders to expand the company’s scope of operations to include more traditional energy sector opportunities. As such, Horizon is a development stage company beginning July 1, 2013, with historical balances shown.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the periods ended December 31, 2013 filed in its annual report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements at March 31, 2014 include the accounts of SNS, a wholly-owned subsidiary.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable.  The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination.  The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss (“NOL”) carryovers, to zero as of March 31, 2014. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.  As a result of the acquisition of Solar n Stuff, the use of the NOL is limited under Section 382 of the IRS Rules and Regulations.

Recent Accounting Pronouncements

Horizon does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Reclassification

The company has reclassified certain amounts in prior year to conform to the discontinued operations presentation for 2014. Specifically, net assets from discontinued operations have been presented for both years for comparison purposes.

NOTE 2 – GOING CONCERN

At March 31, 2014, the Company had accumulated net losses of $194,166 during the development stage and accumulated deficit of $1,380,604 and a significant working capital deficit. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue during 2014 and reduction of costs, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 - DISCONTINUED OPERATIONS

Net assets from discontinued operations at March 31, 2014 and December 31, 2013 are comprised of:

	March 31, 2014	Year ended December 31, 2013
Accounts Receivable	$-	$-
Inventory	-	-
PP&E-Net	35,079	38,541
Goodwill	-	-
Accounts Payable	-	-
Accrued Liabilities	(2,638)	(2,638)
Net Assets from discontinued operations	$32,441	$35,903

Net loss from discontinued operations for the three months ended March 31, 2014 and 2013 is comprised of:

	March 31, 2014	March 31, 2013
Revenues	$-	$22,641
Cost of goods sold	-	(7,714)
General and administrative expenses	(2,960)	(52,112)
Impairment of goodwill	-	-
Loss on discontinued operations	$(2,960)	$(37,185)

NOTE 4 – ADVANCES AND NOTES PAYABLE

The Company received additional advances from Cannon Investors, third party investors in the principal aggregate amount of $150,000 during 2014. These are non-interest bearing advances. The Company repaid $25,000 in advances made in previous years.

On December 31, 2012, the Company and Infinite Funding agreed to consolidate several outstanding note payable agreements into a new note agreement. Per the terms of the arrangement, a new note was issued with an aggregate face value of $1,031,999, which included $735,000 in face value of the prior notes, accrued and unpaid interest in the amount of $106,999 and non-interest bearing advances in the amount of $190,000. The secured promissory note has a stated interest rate of 10%. The notes payable balance together with accrued interest is due and payable on December 30, 2015. Accrued interest at March 31, 2014 and December 31, 2013 was $128,646 and $103,200, respectively. The note payable is secured by all of the Company’s assets.

During the three months ended March 31, 2013, Infinite Funding advanced $115,000 to the Company. The balance is unsecured, non-interest bearing and due on demand. At March 31, 2014, this amount was included in the above notes payable.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies arise during the normal course of business. As of March 31, 2014, the Company was not aware of any material commitments and contingencies which would have an adverse impact on the financials.

NOTE 5 – SUBSEQUENT EVENTS

On April 21, 2014, the Company signed an advance notice pursuant to the 24 month Equity Investment Agreement dated April 15, 2014 with Tuverga Finance Limited for $275,000. As such, the Company will issue 1,190,477 shares of common stock for this advance. Under the Equity Investment Agreement the Company may request up to $2,500,000 and be required to issue common stock. The number of shares to be issued will be determined based on 90% of the market price during the three consecutive trading days immediately proceeding the advance notice date. The Company will evaluate whether or not a beneficial conversion feature exists on this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2014 through March 31, 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2013 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K filed on April 152014.

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

We have incurred a net operating loss for each period since the Company’s inception. For the period from August 12, 2010 (Inception) to March 31, 2014, the Company had a combined net loss of $1,574,770 ($194,166 from entering development stage on July 1, 2013 and $1,380,604 from prior periods).

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in Note 1 of our audited financial statements for the year ended December 31, 2013 contained in the Annual Report filed on Form 10-K on April 15, 2014.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Plan of Operations

We have focused our efforts primarily on identifying oil and natural gas exploration and production opportunities for the company to develop or acquire. Our plan over the next twelve months is to aggressively pursue these projects which should lead to the generation of revenues

1

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The Company entered development stage as of July 1, 2013, and as such has recorded $0 revenue. Amounts for 2013 were reclassified to present discontinued operations.

General and administrative expenses for the three months ended March 31, 2014 and 2013 was $39,927 and $86,506, with the decrease being primarily due to switching business focus. Interest expense for the three months ended March 31, 2014 and 2013 was $25,447.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $97,698 and at December 31, 2013 we had cash or cash equivalents of $11,569.

Our net cash used in operating activities for the three months ended March 31, 2014 was $36,222 and was primarily the result of our net loss of $68,335, offset by accrued interest of $25,446. Our net cash used in operating activities for the three months ended March 31, 2013 was $122,411 and was primarily the result of our net loss of $149,138 offset by a change in our accrued interest of $25,447. Our cash provided by financing activities for the three months ended March 31, 2014 was $125,000 which included advances of $150,000 and a repayment of advances of $25,000. For the three months ended March 31, 2013, cash provided from financing activities was $115,000 which included proceeds from advances from Infinite Funding.

As of March 31, 2014, respectively, our financial statements have been prepared assuming the Company will continue as a going concern. We have not earned sufficient revenues from the Company operations to break even, we have a working capital deficit, and an accumulated deficit of $1,574,770 since inception.

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

On April 21, 2014, the Company signed an advance notice pursuant to the Equity Investment Agreement dated April 15, 2014 with Tuverga Finance Limited for $275,000. As such, the Company will issue 1,190,477 shares of common stock for this advance

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

2

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

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the first quarter of fiscal year ending 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2014, that were not otherwise reported in a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2014.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

3

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

HORIZON ENERGY CORP.

Date: May 15, 2014	By:	/s/ Robert S. Bludorn
Robert S. Bludorn
Chairman & CEO
(Principal Executive Officer and Principal Accounting Officer)

4