Form 10-Q
period 2014-06-30
Horizon Energy Corp.
filed 2014-08-19
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:   333-175148

HORIZON ENERGY CORP.

(Exact name of registrant as specified in its charter)

Wyoming	38-3825959
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

As of August 14, 2014, the registrant had 51,745,911 shares of common stock issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON ENERGY CORP.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	F-2

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited) and the period from development stage to June 30, 2014 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited) and the period from development stage to June 30, 2014 (Unaudited)	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

HORIZON ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 and DECEMBER 31, 2013

	June 30,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Current Assets
Cash and cash equivalents	$96,298	$11,569
Prepaid expenses	695	695
Total current assets	96,993	12,264

Oil and Gas properties, full cost method	140,682	-

Net assets from discontinued operations	29,551	35,903

TOTAL ASSETS	$267,226	$48,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$7,922	$4,153
Advances	175,250	50,250
Total Current Liabilities	183,172	54,403

Noncurrent Liabilities:
Note Payable – long term	841,999	1,266,999
Accrued interest – long term	147,686	103,200

TOTAL LIABILITIES	1,172,857	1,424,602

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 10,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock, par $0.001, 200,000,000 shares authorized and 51,353,754 and 48,000,000 shares issued and outstanding as of June 30,2014 and December 31,2013 respectively	51,353	48,000
Additional paid in capital	828,647	82,000
Accumulated deficit during development stage	(405,027)	(125,831)
Accumulated deficit	(1,380,604)	(1,380,604)

TOTAL STOCKHOLDERS' DEFICIT	(905,631)	(1,376,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$267,226	$48,167

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP.

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 and 2013 and PERIOD FROM INCEPTION OF DEVELOPMENT STAGE THROUGH JUNE 30, 2014

(Unaudited)

					Development Stage
	Three Months Ended		Six Months Ended		from inception July 1, 2013 Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

Revenues earned during development stage	$-	$-	$-	$-	$-

Cost of revenues (exclusive of depreciation shown separately below):	-	-	-	-	-
Product and services cost	-	-	-	-	-

Operating Expenses:
Selling, general and administrative	192,932	81,481	228,859	167,987	294,325
Total operating expenses	192,932	81,481	228,859	167,987	294,325

LOSS FROM OPERATIONS	(192,932)	(81,481)	(228,859)	(167,987)	(294,325)

INTEREST EXPENSE	(19,039)	(25,729)	(44,486)	(51,176)	(96,510)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(211,971)	(107,210)	(273,345)	(219,163)	(390,835)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued subsidiary, Solar N Stuff	(2,890)	(92,720)	(5,851)	(129,906)	(14,192)

NET LOSS	$(214,861)	$(199,930)	$(279,196)	$(349,069)	(405,027)

Net loss per share, basic and diluted from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Net loss per share, basic and diluted from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Weighted-average common shares outstanding, basic and diluted	50,285,989	48,000,000	49,130,781	48,000,000

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Development
			Stage to
			the period
	Six months	Six Months	ended
	Ended June 30, 2014	Ended June 30, 2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash used in operating activities:
Net loss from continuing operations	$(273,345)	$(219,163)	$(390,835)
Net loss from discontinued operations	(5,851)	(129,906)	(14,192)
Net changes in discontinued operating assets and liabilities:
Change in net assets from discontinued operations	6,352	66,714	14,972

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Gain on disposal of vehicle	-	(1,624)	-
Prepaid assets	-	(695)	-
Accounts payable and accrued liabilities	3,769	-	6,913
Accrued Interest	44,486	51,177	96,511
Net cash used in operating activities	(224,589)	(233,497)	(286,631)

Cash flows from investing activities:
Proceeds from sale of vehicle	-	3,000	-
Purchase of oil and Gas Properties and equipment	(140,682)	-	(140,682)
Net cash (used in) provided by investment activities	(140,682)	3,000	(140,682)

Cash flows from financing activities:
Sale of common stock	750,000	-	750,000
Borrowings on notes payable from Infinite Funding, Inc.	-	215,000	20,000
Advances	150,000	-	200,250
Repayments of long term notes payable	(425,000)	-	(425,000)
Repayments of advances	(25,000)	-	(25,000)
Net cash provided by financing activities	450,000	215,000	520,250

Net increase (decrease) in cash and cash equivalents	84,729	(15,497)	92,937
Cash and cash equivalents - beginning	11,569	18,858	3,361
Cash and cash equivalents - end	$96,298	$3,361	$96,298
Supplemental schedule of cash flow information:
Interest paid	$-	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

 HORIZON ENERGY CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Horizon Energy Corp. (“Horizon” or “the Company”) formerly known as Solar America Corp. began operations on August 10, 2010 as a Wyoming corporation (“Solar America”) and was formed with the intent to acquire businesses operating in the alternative energy industry sector.  On December 16, 2010, the Company acquired 100% of the outstanding common stock of Solar N Stuff, Inc. (“Solar n Stuff”) a Louisiana corporation founded in 2008, in exchange for $100,000, resulting in Solar n Stuff becoming a wholly owned subsidiary of the Company. Solar n Stuff’s results of operations are consolidated with Solar America and presented from December 16, 2010 forward. During the period ended June 30, 2013, Horizon decided it was in the best interests of the shareholders to terminate the operations of SNS. Horizon Energy Corp. changed its name in July 2013 to operate business under a new company symbol, HORI, starting anew as an oil and gas business. SNS’s results of operations are presented as discontinued operations in all periods from December 16, 2010 through December 31, 2013. Simultaneously with the termination of the SNS operations, the Company determined it was in the best interest of the shareholders to expand the company’s scope of operations to include more traditional energy sector opportunities. As such, Horizon is a development stage company beginning July 1, 2013, with historical balances shown. Horizon is also an oil and gas company upon entering into a definitive letter agreement for the extraction and production of oil and natural gas.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2014 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the periods ended December 31, 2013 filed in its annual report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements at June 30, 2014 include the accounts of SNS, a wholly-owned subsidiary.

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

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments consist primarily of accounts receivable, accounts payable, and note payables. The Company believes the carrying value of its accounts payable and notes payable approximate fair value because of the short-term nature or stated interest rate of the instruments.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable.  The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination.  The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss (“NOL”) carryovers, to zero as of June 30, 2014. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.  As a result of the acquisition of Solar n Stuff, the use of the NOL is limited under Section 382 of the IRS Rules and Regulations.

Oil and natural gas properties

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of unproved oil and gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dryholes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred. Costs associated with unevaluated properties are capitalized as oil and natural gas properties but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization.

We assess all items classified as unevaluated property on at least an annual basis for inclusion in the amortization base. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate that there would be impairment, or if proved reserves are assigned to a property, the cumulative costs incurred to date for such property are transferred to the amortizable base and are then subject to amortization. Capitalized costs included in the amortization base are depleted using the unit of production method based on proved reserves. Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly as reserve information becomes available. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Unproved properties, which are not amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties, the cost of exploratory wells in progress, and related capitalized interest. Significant costs of unevaluated properties and exploratory wells in progress are assessed individually on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs are added to the oil and gas property costs subject to amortization. Factors the Company considers in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production and drilling capital expenditure plans. The Company expects to complete its evaluation of its unproved property interest within the next calendar year.

Asset retirement obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect percentage of our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems if we should invest in this sector of oil and gas processing in the future. We estimate the expected cash flow associated with the obligation and discount the amount using a credit adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred. As of June 30, 2014 there has not been enough information to evaluate the retirement obligations of these new properties yet to be proven.

Recent Accounting Pronouncements

Horizon does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow however, industry codification topic 915, Development stage Entities, ASU No 2014-10 will transition during the Company’s annual 10K reporting period This pronouncement changes the reporting to eliminate certain development stage enterprise reporting requirements starting after December 15, 2014 reporting periods for public companies. Early adoption of this pronouncement is expected in the period ending September 30, 2014.

Reclassification

The company has reclassified certain amounts in prior year to conform to the discontinued operations presentation for 2014. Specifically, net assets from discontinued operations have been presented for both years for comparison purposes.

NOTE 2 – GOING CONCERN

At June 30, 2014, the Company had accumulated net losses of $405,027 during the development stage and accumulated deficit of $1,380,604 and a significant working capital deficit. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue during 2014 and reduction of costs, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 - DISCONTINUED OPERATIONS

Net assets from discontinued operations at June 30, 2014 and December 31, 2013 are comprised of:

		Year ended
	June	December
	30, 2014	31, 2013
Accounts Receivable	$-	$-
Inventory	-	-
PP&E-Net Solar equipment	32,189	38,541
Goodwill	-	-
Accounts Payable	-	-
Accrued Liabilities	(2,638)	(2,638)
Net Assets from discontinued operations	$29,551	$35,903

Net loss from discontinued operations for the three and six months ended June 30, 2014 and 2013 is comprised of:

		Three
		months
	Three months	ended	Six months	Six months
	ended June 30,	June 30,	ended June	ended June
	2014	2013	30, 2014	30, 2013
Revenues	$-	$10,196	$-	$32,838
Cost of goods sold	-	(8,862)	-	(17,097)
General and administrative expenses	(2,890)	(31,862)	(5,851)	(83,455)
Impairment of goodwill	-	(62,192	-	(62,192)
Loss on discontinued operations	$(2,890)	$(92,720)	$(5,851)	$(129,906)

NOTE 4 – OIL AND GAS PROPERTIES

On April 25, 2014 the Company entered into a letter agreement and Joint Operating Agreement with Ponta E&P, LLP for Ponta to furnish 82.89 acres of leases, also known as the Holmes Oil Unit 1 in Cherokee and Rusk Counties, Texas with a 75% net revenue interest (NRI) and for Horizon to provide funding for some limited field operations. Ponta has committed to assign the Company a 50% working interest (37.5% NRI) before payout in 75% net revenue in the 82.89 acres; and a 25% working interest (18.75% NRI) after payout in the 75% NRI 82.89 acres. Payout shall be deemed to have occurred when the producing well has generated revenue sufficient to cover the turnkey completion cost of $100,000 plus initial investment of $15,000 for insurance costs, less any lease operating expenses, insurance costs, and other administrative costs.

During the six months ended June 30, 2014, the Company paid $117,500 for the working interest, $2,649 for certain equipment used in oil and gas exploration and paid $20,533 in exploration costs associated with the interest. Reserves are unproved and Horizon is in the process of obtaining a proper reserve report.

NOTE 5 – ADVANCES AND NOTES PAYABLE

The Company received additional advances from third party investors in the principal aggregate amount of $150,000 during 2014 and $ 50,250 during 2013. These are non-interest bearing advances due upon demand. The Company repaid $25,000 in advances made in previous years leaving an unpaid balance at June 30, 2014 of $175,250.

On December 31, 2012, the Company and Infinite Funding agreed to consolidate several outstanding note payable agreements into a new note agreement. Per the terms of the arrangement, a new note was issued with an aggregate face value of $1,031,999, which included $735,000 in face value of the prior notes, accrued and unpaid interest in the amount of $106,999 and non-interest bearing advances in the amount of $190,000. The secured promissory note has a stated interest rate of 10%. The notes payable balance together with accrued interest was due and payable on December 30, 2015.Included in this notes payable balance on the face of Horizon’s Balance Sheet at June 30,2014 was another $235,000 in cash advances considered as part of the note still being processed. On April 25, 2014, the Infinite Funding assigned all the rights and title to the $1,031,999 note agreement, interest, assigns and cash advances to a third party, Teton Global, LLC. This included all assigns and interest in loans to Horizon over the years including $235,000 of advances still being processed in loans and the interest of the note of $147,686. The Company paid Teton Global, LLC a total of $425,000 during the quarter ended June 30, 2014. Accrued interest at June 30, 2014 and December 31, 2013 was $147,686 and $103,200, respectively. The note payable is secured by all of the Company’s assets.

NOTE 6 – STOCKHOLDERS’ EQUITY

Under the Equity Investment Agreement with Tuverga Finance Limited entered in April 2014 the Company may, at its option, request up to $2,500,000 and be required to issue common stock related to the advances.. The advances are totally at Horizon’s discretion or need. The number of shares to be issued will be determined based on 90% of the market price during the three consecutive trading days immediately preceding the advance notice date. Further issuances of common shares are not necessary if advances are not requested from the Company.

During the six months ended June 30, 2014, the Company signed three separate advance notices pursuant to the 24 month Equity Investment Agreement for $750,000. As such, the Company issued 3,353,754 shares of common stock for these advances.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In April 2014, the Company entered into a twelve month consulting agreement with Constant Consulting Corp. for business development and strategic planning. Compensation under the agreement includes a $37,500 retainer and a $25,000 monthly payment due on the 1st of every month during the term of the agreement.

During April 2014, the Company entered into a consulting agreement with Listo Energy, Ltd. For business consulting services in the oil and gas industry related to identifying projects and or relationships to assist the Company in the acquisition, discovery and development of oil and gas properties. Compensation under the agreement is $2,500 per month for the length of the agreement. The agreement shall remain in effect until terminated by either party in writing.

NOTE 8 – SUBSEQUENT EVENTS

On July 7, 2014, Tuverga Finance Limited, under the equity investment agreement purchased 392,157 common shares for $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2014 through June 30, 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2013 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K filed on April 15, 2014.

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

On April 25, 2014 the Company entered into a letter agreement and Joint Operating Agreement with Ponta E&P, LLP for Ponta to furnish 82.89 acres of leases, also known as the Holmes Oil Unit 1 in Cherokee and Rusk Counties, Texas with a 75% net revenue interest (NRI) and for Horizon to provide funding for some limited field operations. Ponta has committed to assign the Company a 50% working interest (37.5% NRI) before payout in 75% net revenue in the 82.89 acres; and a 25% working interest (18.75% NRI) after payout in the 75% NRI 82.89 acres. Payout shall be deemed to have occurred when the producing well has generated revenue sufficient to cover the turnkey completion cost of $100,000 plus initial investment of $15,000 for insurance costs, less any lease operating expenses, insurance costs, and other administrative costs.

During the six months ended June 30, 2014, the Company paid $117,500 for the working interest, $2,649 for certain equipment used in oil and gas exploration and paid $20,533 in other costs associated with the interest.

We have incurred a net operating loss for each period since the Company’s inception. For the period from August 12, 2010 (Inception) to June 30, 2014, the Company had a combined net loss of $1,785,631 ($405,027 from entering development stage on July 1, 2013 and $1,380,604 from prior periods).

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

Plan of Operations

We have focused our efforts primarily on identifying oil and natural gas exploration and production opportunities for the company to develop or acquire. Our plan over the next twelve months is to aggressively pursue these projects which should lead to the generation of revenues

1

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The Company entered development stage as of July 1, 2013, and as such has recorded $0 revenue. Amounts for 2013 were reclassified to present discontinued operations.

General and administrative expenses for the three months ended June 30, 2014 and 2013 was $192,932 and $81,481, with the increase being primarily due to switching business focus. Interest expense for the three months ended June 30, 2014 and 2013 was $19,039 and $25,729.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The Company entered development stage as of July 1, 2013, and as such has recorded $0 revenue. Amounts for 2013 were reclassified to present discontinued operations.

General and administrative expenses for the three months ended June 30, 2014 and 2013 was $228,859 and $167,987, with the increase being primarily due to switching business focus primarily with consulting costs of $112,500. Interest expense for the six months ended June 30, 2014 and 2013 was $44,486 and $51,176.

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of $96,298 and at December 31, 2013 we had cash or cash equivalents of $11,569.

Our net cash used in operating activities for the six months ended June 30, 2014 was $224,589 and was primarily the result of our net loss before discontinued operations of $273,345, offset primarily by the change in accrued interest of $44,486. Our net cash used in operating activities for the six months ended June 30, 2013 was $233,497 and was primarily the result of our net loss of $219,163 offset by a change in our accrued interest of $51,177.

Our cash used in investing activities for the six months ended June 30, 2014 was $140,682 and included costs associated with our interests in oil and gas properties as well as equipment used in oil and gas exploration. For the six months ended June 30, 2013, we had cash provided by investing activities of $3,000 from the sale of a vehicle.

Our cash provided by financing activities for the six months ended June 30, 2014 was $450,000 which included advances of $150,000; cash for sales of common stock of $750,000 and repayment of advances of $25,000 and repayment of notes payable of $425,000. For the six months ended June 30, 2013, cash provided from financing activities was $215,000 which included proceeds from advances from Infinite Funding.

As of June 30, 2014, respectively, our financial statements have been prepared assuming the Company will continue as a going concern. We have not earned sufficient revenues from the Company operations to break even, we have a working capital deficit, and an accumulated deficit of $1,785,631 since inception.

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

During the six months ended June 30, 2014, the Company signed advance notices pursuant to the Equity Investment Agreement dated April 15, 2014 with Tuverga Finance Limited for $750,000. A total availability is $2,500,000 under the equity investment agreement. The Company issued 3,353,754 shares of common stock related to these investment advances.

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

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the second quarter of fiscal year ending 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2014, we sold 3,353,754 shares of our common stock to a third party under an Equity Investment Agreement for $750,000.

On July 7, 2014, Tuverga Finance Limited, under the equity investment agreement purchased 392,157 common shares for $100,000.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2014.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

3

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON ENERGY CORP.

Date: August 19, 2014	By:	/s/ Robert S. Bludorn
Robert S. Bludorn
Chairman & CEO
(Principal Executive Officer and Principal Accounting Officer)

4