Form 10-Q
period 2014-09-30
Horizon Energy Corp.
filed 2014-11-12
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 12, 2014, the registrant had 51,745,911 shares of common stock issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

HORIZON ENERGY CORP.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

HORIZON ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 and DECEMBER 31, 2013

	September 30,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Current Assets
Cash and cash equivalents	$17,256	$11,569
Prepaid expenses	695	695
Total current assets	17,951	12,264

Oil and Gas properties, full cost method, net of amortization	138,724	-

Net assets from discontinued operations	2,716	35,903

TOTAL ASSETS	$159,391	$48,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable and accrued liabilities	$5,294	$4,153
Advances	150,250	50,250
Total Current Liabilities	155,544	54,403

Noncurrent Liabilities:
Note Payable – long term	741,999	1,266,999
Accrued interest – long term	164,774	103,200

TOTAL LIABILITIES	1,062,317	1,424,602

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, par $0.001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.001, 200,000,000 shares authorized and 51,745,911 and 48,000,000 shares issued and outstanding as of September 30,2014 and December 31,2013, respectively	51,745	48,000
Additional paid in capital	928,255	82,000
Accumulated deficit	(1,882,926)	(1,506,435)

TOTAL STOCKHOLDERS' DEFICIT	(902,926)	(1,376,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$159,391	$48,167

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP.

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:
Oil and gas revenue	$17,078	$-	$17,078	$-

Operating Expenses:
Lease operating expense	5,900	-	6,975
Depletion, depreciation, and amortization	1,958	2,065	1,958	6,195
Selling, general and administrative	62,593	39,691	290,377	207,678
Total operating expenses	70,451	41,756	299,310	213,873

LOSS FROM OPERATIONS	(53,373)	(41,756)	(282,232)	(213,873)

INTEREST EXPENSE	(17,088)	(26,012)	(61,574)	(77,188)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(70,461)	(67,768)	(343,806)	(291,061)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued subsidiary, Solar N Stuff	(26,835)	(1,171)	(32,685)	(126,946)

NET LOSS	$(97,296)	$(68,939)	$(376,491)	$(418,007)

Net loss per share, basic and diluted from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share, basic and diluted from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Weighted-average common shares outstanding, basic and diluted	51,015,653	48,000,000	50,007,761	48,000,000

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

HORIZON ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine Months
	Ended September 30, 2014	Ended September 30, 2013
	(Unaudited)	(Unaudited)
Cash used in operating activities:
Net loss	$(376,491)	$(418,007)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	1,958	6,195
Impairment of good will associated with Solar N Stuff	-	62,193
Depreciation of Solar N Stuff	6,658	4,003
Write off of net assets used in discontinued operations	26,027	-
Change in accounts payable and accrued liabilities	1,141	(19,357)
Change in accrued Interest	61,574	77,188
Change in net assets from discontinued operations	502	26,022
Net cash used in operating activities	(278,631)	(261,763)

Cash flows from investing activities:
Proceeds from sale of vehicle	-	3,000
Purchase of oil and gas properties	(140,682)	-
Net cash (used in) provided by investment activities	(140,682)	3,000

Cash flows from financing activities:
Sale of common stock	850,000	-
Borrowings on notes payable from Infinite Funding, Inc.	-	235,001
Advances	150,000	25,250
Repayments of long term notes payable	(525,000)	-
Repayments of advances	(50,000)	-
Net cash provided by financing activities	425,000	260,251

Net increase in cash and cash equivalents	5,687	1,488
Cash and cash equivalents - beginning	11,569	18,858
Cash and cash equivalents - end	$17,256	$20,346
Supplemental schedule of cash flow information:
Interest paid	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

 HORIZON ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Horizon Energy Corp. (“Horizon” or “the Company”) formerly known as Solar America Corp. began operations on August 10, 2010 as a Wyoming corporation (“Solar America”) and was formed with the intent to acquire businesses operating in the alternative energy industry sector.  On December 16, 2010, the Company acquired 100% of the outstanding common stock of Solar N Stuff, Inc. (“Solar n Stuff” or “SNS”), a Louisiana corporation founded in 2008, in exchange for $100,000, resulting in Solar n Stuff becoming a wholly owned subsidiary of the Company. Solar n Stuff’s results of operations are consolidated with Solar America and presented from December 16, 2010 forward. During the period ended June 30, 2013, Horizon decided it was in the best interests of the shareholders to terminate the operations of SNS. Horizon Energy Corp. changed its name in July 2013 to operate business under a new company symbol, HORI, starting anew as an oil and gas business. SNS’s results of operations are presented as discontinued operations in all periods from December 16, 2010 through September 30,2014. Simultaneously with the termination of the SNS operations, the Company determined it was in the best interest of the shareholders to expand the company’s scope of operations to include more traditional energy sector opportunities.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2014 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the periods ended December 31, 2013 filed in its annual report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements at September 30, 2014 include the accounts of SNS, a wholly-owned subsidiary.

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

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments consist primarily of accounts payable, and note payables. The Company believes the carrying value of its accounts payable and notes payable approximate fair value because of the short-term nature or stated interest rate of the instruments.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic No. 740 Accounting for Income Taxes, which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable.  The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination.  The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss (“NOL”) carryovers, to zero as of September 30, 2014. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.  As a result of the acquisition of Solar n Stuff, the use of the NOL is limited under Section 382 of the IRS Rules and Regulations.

Oil and Natural Gas Properties

On April 25, 2014 the Company entered into a letter agreement and Joint Operating Agreement with Ponta E&P, LLP for Ponta to furnish 82.89 acres of leases, also known as the Holmes Oil Unit 1 in Cherokee and Rusk Counties, Texas with a 75% net revenue interest (NRI) and for Horizon to provide funding for some limited field operations. To date, this is the only producing property.

The Company accounts for oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of unproved oil and gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dryholes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred. Costs associated with unevaluated properties are capitalized as oil and natural gas properties but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization.

The Company assesses all items classified as unevaluated property on at least an annual basis for inclusion in the amortization base. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.

Depletion, Depreciation and Amortization of Oil and Gas Properties

During any period in which these factors indicate that there would be impairment, or if proved reserves are assigned to a property, the cumulative costs incurred to date for such property are transferred to the amortizable base and are then subject to amortization. Capitalized costs included in the amortization base are depleted using the unit of production method based on proved reserves. Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. As of September 30, 2014, the Company recorded $1,958 of depletion and amortization expense.

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

Unproved properties, which are not amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties, the cost of exploratory wells in progress, and related capitalized interest. Significant costs of unevaluated properties and exploratory wells in progress are assessed individually on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if impairment has occurred, in which case the related costs are added to the oil and gas property costs subject to amortization. Factors the Company considers in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production and drilling capital expenditure plans. Currently all properties are proved.

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect percentage of our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems if we should invest in this sector of oil and gas processing in the future. We estimate the expected cash flow associated with the obligation and discount the amount using a credit adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred. As of September 30, 2014 there has not been enough information to evaluate the retirement obligations of this new producing property..

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned. Severance and ad valorem taxes are reflected as a component of lease operating expense.

Recent Accounting Pronouncements

Horizon does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow. Horizon has adopted industry codification topic 915, Development Stage Entities, ASU No 2014-10 during this interim reporting period. This pronouncement changes the reporting to eliminate certain development stage enterprise reporting requirements starting after December 15, 2014 reporting periods for public companies. Early adoption of this pronouncement is permitted and implemented by the Company in the period ending September 30, 2014.

Reclassification

The Company has reclassified certain amounts in prior year to conform to the discontinued operations presentation for 2014. Specifically, net assets from discontinued operations have been presented for both years for comparison purposes.

Additionally, the Company decided to adopt the Accounting Standard Update No, 2014-10 Development Stage Entities (Topic 915)-Elimination of Certain Financial Reporting Requirements which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. Specifically the Development stage entity retained earnings has been reclassified to total retained earnings and the inception to date income statement for the DSE has been reclassified to the income statements for 2013 and 2014.

NOTE 2 – GOING CONCERN

At September 30, 2014, the Company had accumulated net losses of $1,882,926 and a significant working capital deficit. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2014 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue during 2014 and reduction of costs, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – DISCONTINUED OPERATIONS

Net assets from discontinued operations at September 30, 2014 and December 31, 2013 are comprised of:

		Year ended
	September	December
	30, 2014	31, 2013

PP&E-Net Solar equipment	5,354	38,541
Accrued Liabilities	(2,638)	(2,638)
Net Assets from discontinued operations	$2,716	$35,903

Net loss from discontinued operations for the three and nine months ended September 30, 2014 and 2013 is comprised of:

		Three
		months
	Three months	ended	Nine months		Nine months
	ended September 30,	September 30,	ended September		ended September
	2014	2013	30, 2014		30, 2013
Revenues	$-	$-	$-		$32,838
Cost of goods sold	-	-	-		(16,576)
General and administrative expenses	-	-	-		(77,013)
Depreciation	(808)	(1,171)	(6,658)		(4,003)
Write off of Fixed Assets (Solar Equipment and Displays)	(26,027)	-	(26,027	)-	—
Impairment of goodwill	-		-		(62,192)
Loss on discontinued operations	$(26,835)	$(1,171)	$(32,685)		$(126,946)

NOTE 4 – OIL AND GAS PROPERTIES

On April 25, 2014 the Company entered into a letter agreement and Joint Operating Agreement with Ponta E&P, LLP for Ponta to furnish 82.89 acres of leases, also known as the Holmes Oil Unit 1 in Cherokee and Rusk Counties, Texas with a 75% net revenue interest (NRI) and for Horizon to provide funding for some limited field operations. Ponta has committed to assign the Company a 50% working interest (37.5% NRI) before payout in 75% net revenue in the 82.89 acres; and a 25% working interest (18.75% NRI) after payout in the 75% NRI 82.89 acres. Payout shall be deemed to have occurred when the producing well has generated revenue sufficient to cover the turnkey completion cost of $100,000 plus initial investment of $15,000 for insurance costs, less any lease operating expenses, insurance costs, and other administrative costs. To date, revenue recognized was $17,078 associated with this producing property.

During the nine months ended September 30, 2014, the Company paid $117,500 for the working interest, $2,649 for certain equipment used in oil and gas exploration and paid $20,533 in exploration costs associated with the interest in the producing property of Homes Oil Unit 1, which was capitalized, and incurred $6,975 in lease operating expense.

NOTE 5 – ADVANCES AND NOTES PAYABLE

The Company received additional advances from third party investors in the principal aggregate amount of $150,000 during 2014 and $50,250 during 2013. These are non-interest bearing advances due upon demand. The Company repaid $50,000 in advances made in previous years leaving an unpaid balance at September 30, 2014 of $150,250

On December 31, 2012, the Company and Infinite Funding agreed to consolidate several outstanding note payable agreements into a new note agreement. Per the terms of the arrangement, a new note was issued with an aggregate face value of $1,031,999, which included $735,000 in face value of the prior notes, accrued and unpaid interest in the amount of $106,999 and non-interest bearing advances in the amount of $190,000. The secured promissory note has a stated interest rate of 10%. The notes payable balance together with accrued interest was due and payable on December 30, 2015. Included in this notes payable balance on the face of Horizon’s Balance Sheet at September 30, 2014 was another $235,000 in cash advances considered as part of the note still being processed. On April 25, 2014, the Infinite Funding assigned all the rights and title to the $1,031,999 note agreement, interest, assigns and cash advances to a third party, Teton Global, LLC. This included all assigns and interest in loans to Horizon over the years including $235,000 of advances still being processed in loans and the interest of the note of $147,686. The Company paid Teton Global, LLC a total of $525,000 during the nine months ended September 30, 2014. Accrued interest at September 30, 2014 and December 31, 2013 was $164,773 and $103,200, respectively. The note payable is secured by all of the Company’s assets.

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

During the nine months ended September 30, 2014, the Company signed four separate advance notices pursuant to the 24 month Equity Investment Agreement for $850,000. As such, the Company issued 3,745,911 shares of common stock for these advances.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In April 2014, the Company entered into a twelve month consulting agreement with Constant Consulting Corp. for business development and strategic planning. Compensation under the agreement includes a $37,500 retainer and a $25,000 monthly payment due on the 1st of every month during the term of the agreement. In September 2014, the Company and the consultant mutually agreed to terminate the agreement which resulted in a $62,500 refund being paid to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the period January 1, 2014 through September 30, 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended December 31, 2013 and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K filed on April 15, 2014.

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

During the nine months ended September 30, 2014, the Company paid $117,500 for the working interest, $2,649 for certain equipment used in oil and gas exploration and paid $20,533 in exploration costs associated with the interest. The Company also paid $6,975 in exploration costs associated with the lease operating expense or maintenance during the nine months ended September 30, 2014.

We have incurred an accumulated net operating loss since the Company’s inception of $1,882,926.

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

Plan of Operations

We have focused our efforts primarily on identifying oil and natural gas exploration and production opportunities for the company to develop or acquire. Our plan over the next twelve months is to aggressively pursue these projects which should lead to the generation of revenues

Results of Operations for the Three Months Ended September 30, 2014 and 2013

During the three months ended September 30, 2014 and 2013, the Company recognized $17,078 and $0 in revenue related to oil and gas revenue. Amounts for 2013 were reclassified to present discontinued operations.

General and administrative expenses for the three months ended September 30, 2014 and 2013 was $62,593 and $36,691, with the increase being primarily due to switching business focus. Interest expense for the three months ended September 30, 2014 and 2013 was $17,088 and $26,012.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

The Company recognized $17,078 in revenue during the nine months ended September 30, 2014. Amounts for 2013 were reclassified to present discontinued operations.

General and administrative expenses for the nine months ended September 30, 2014 and 2013 was $290.377 and $207.678, with the increase being primarily due to switching business focus and increased consulting costs of $120,000. Interest expense for the nine months ended September 30, 2014 and 2013 was $61,574 and $77,188 with the decrease being attributed to payments of long term debt of $525,000.

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $17,256 and at December 31, 2013 we had cash or cash equivalents of $11,569.

Our net cash used in operating activities for the nine months ended September 30, 2014 was $278,631 and was primarily the result of our net loss of $376.491, offset primarily by the change in accrued interest of $61,574 and a write off of marketing equipment associated with the discontinued operations of Solar N Stuff of $26,027. Our net cash used in operating activities for the nine months ended September 30, 2013 was $261,763 and was primarily the result of our net loss of $418,007 offset by a change in our accrued interest of $77,188.

Our cash used in investing activities for the nine months ended September 30, 2014 was $140,682 which included costs associated with our interests in oil and gas properties as well as equipment used in oil and gas exploration. For the nine months ended September 30, 2013, we had cash provided by investing activities of $3,000 from the sale of a vehicle.

Our cash provided by financing activities for the nine months ended September 30, 2014 was $425,000 which included advances of $150,000; cash for sales of common stock of $850,000 and repayment of advances of $50,000 and repayment of notes payable of $525,000. For the nine months ended September 30, 2013, cash provided from financing activities was $260,251 which included proceeds from advances from Infinite Funding.

As of September 30, 2014, respectively, our consolidated financial statements have been prepared assuming the Company will continue as a going concern. We have not earned sufficient revenues from the Company operations to break even, we have a working capital deficit, and an accumulated deficit of $1,882,926 since inception.

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

During the nine months ended September 30, 2014, the Company signed advance notices pursuant to the Equity Investment Agreement dated April 15, 2014 with Tuverga Finance Limited for $850,000. A total availability is $2,500,000 under the equity investment agreement. The Company issued 3,745,911 shares of common stock related to these investment advances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2014, we sold 3,745,911 shares of our common stock to a third party under an Equity Investment Agreement for $850,000.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2014.

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

HORIZON ENERGY CORP.

Date: November 12, 2014	By:	/s/ Robert S. Bludorn
Robert S. Bludorn
Chairman & CEO
(Principal Executive Officer and Principal Accounting Officer)

