Form 10-K
period 2014-12-31
Technovative Group, Inc.
filed 2015-04-15
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 333-175148
TECHNOVATIVE GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	38-3825959
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1301, 13/F., Wing Tuck Commercial Centre, 177-183 Wing Lok Street, Sheung Wan, Hong Kong	+852 35472191
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No ☐

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $13,971,396.

As of April 15, 2015, the number of shares of the registrant’s common stock outstanding was 2,587,296.

1

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements.” Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, economic and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Technovative Group, Inc.

PART I

ITEM 1. BUSINESS

Introduction

Technovative Group, Inc. (the “Company,” formerly Horizon Energy Corp.) was incorporated in the state of Wyoming on August 12, 2010 under the name “Glacier Point Corp.” On December 6, 2010, the Company filed an amendment with the State of Wyoming to change the name from “Glacier Point Corp.” to “Solar America Corp.” On June 4, 2013, the Company filed an amendment with the State of Wyoming to change the name from “Solar America Corp.” to “Horizon Energy Corp.” On February 26, 2015, the Company changed its name from “Horizon Energy Corp.” to “Technovative Group, Inc.”

On December 16, 2010, the Company entered into an Agreement for Sale and Purchase of Business (the “Acquisition”) with the shareholder of Solar N’ Stuff, Inc. (“SNS”), a corporation organized under the laws of the State of Louisiana, whereby the Company acquired 100% of the issued and outstanding shares of SNS in exchange for consideration in the aggregate amount of $100,000. As a result of the Acquisition, the business of SNS became our principal business. On July 1, 2013, the Company decided to terminate the operations of SNS, effective immediately. On November 14, 2014, the Company and Cannon Investments, Inc. (“Cannon”) entered into an equity sale and settlement agreement (“Equity Sale and Settlement Agreement”), whereby the Company transferred 100% of the equity interests of SNS to Cannon in exchange for the settlement of the unpaid amount of the promissory notes owed to Cannon in the aggregate amount of $150,250.

On April 25, 2014, the Company and Ponta E&P, LLP, a Texas Limited Liability Partnership (“Ponta”) entered into a Letter Agreement (the “Ponta Agreement”), whereby the Company acquired a 25% working interest in Ponta’s Holmes Oil Unit #1 in return for a capital infusion of $115,000 (the “Holmes Investment”). Additionally, pursuant to the terms of the Ponta Agreement, the Company received an additional 25% working interest until such time as the Holmes Investment has been fully repaid. On November 14, 2014, the Company entered into a Debt Settlement Agreement and Mutual Release (“Debt Settlement Agreement”) with Tenton Global LLC (“Tenton”), pursuant to which Tenton agreed to settle and cancel the unpaid amount of promissory note owed to Tenton by the Company in the aggregate amount of $906,772, in consideration of assignment by the Company of its rights and interests in a the Ponta Agreement. As a result of the Debt Settlement Agreement, the Company has no interests and rights in Holmes Investments.

Until November 14, 2014, the Company has issued an aggregate of 3,745,911 shares of common stock to Tuverga Finance Ltd., a corporation formed pursuant to the statutes of Republic of Cyprus (“Tuverga”) pursuant to an Equity Investment Agreement (“Equity Investment Agreement”) entered on April 15, 2014. Under the Equity Investment Agreement, the Company agreed to issue to Tuverga a number of shares of common stock of the Company, par value $.001 per share (“Common Stock”) for up to $2,500,000 (the “Commitment Amount”) upon providing advance notice to the Company. On November 14, 2014, the Company and Tuverga entered into a termination agreement (“Termination Agreement”) whereby the Company and Tuverga terminated the Equity Investment Agreement and thus Tuverga has no right to purchase and the Company has no obligation to sell shares of Common Stock to Tuverga under the Equity Investment Agreement thereafter.

On November 14, 2014, Salty Pepper Corp. (“SPC”) and Celestial Melody Limited (“CML”), a corporation formed under the laws of Samoa, entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”), pursuant to which SPC sold to CML 30,000,000 shares of common stock of the Company, par value $.001 per share (“Common Stock”) for an aggregate of $200,000. On the same day, Tuverga Finance Ltd. (“Tuverga”) and Jing Zhang, a citizen of the People’s Republic of China, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which Tuverga sold to Ms. Zhang 3,745,911 shares of Common Stock in consideration of $75,000. As a result of the closing of the two aforementioned transactions, CML and Ms. Jing Zhang now aggregately own approximately 65.2% of the total outstanding shares of the Company’s Common Stock as of the date of this Annual Report.

Recent Development

The Company is planning to enter into a Share Exchange Agreement to acquire Technovative Group Limited (“TGL”), a company incorporated in Samoa on October 14, 2014. TGL is a holding company and its wholly-owned and operating subsidiary is Technovative Asia Limited (“TAL”), a company incorporated in Hong Kong on November 21, 2014. TAL is a website creation and e-commerce enablement provider for the online presence needs of small to mid-size business retailers. It seeks to assist small to mid-size business retailers to easily launch a fully operational website with an online store without employing a team of Information Technology (“IT”) staffs or website designers.

The Company is currently reviewing TGL’s due diligence documents and files and there can be no assurance that the Company will successfully make an acquisition or that such acquisition will be successful for the Company and its shareholders. The completion of acquisition is contingent on the following factors:

●	Satisfaction of our due diligence investigation of TGL,

●	TGL providing U.S. GAAP audited financial statements for the past two fiscal years and the subsequent interim period, and

●	TGL entering into binding acquisition documents and agreements that are satisfactory to the Company.

In preparation of the acquisition of TGL, effective on February 26, 2015, the Company amended its Articles of Incorporation (the “Amendments”) to: (i) change the Company’s name from “Horizon Energy Corp.” to “Technovative Group, Inc.” (the “Name Change”), and (ii) implement a 1-for-20 reverse stock split of its issued and outstanding common stock, par value $.001 per share (the “Reverse Split”).

Plan of Operations

The Company previously focused its operations on the deployment of residential, commercial and governmental alternative energy systems and offered alternative energy solutions for owners, builders and architecture firms that included designing, building, operating, monitoring and maintaining these systems through SNS. On July 1, 2013, the Company terminated these operations and pursued more traditional energy sector opportunities by engaging in the oil and gas business until entering into the Debt Settlement Agreement with Tenton on November 14, 2014. Since November 2014, the Company has ceased the oil and gas operation and became a shell company.

After the filing of this Annual Report, the Company intends to acquire TGL and its subsidiary TAL, a website creation and e-commerce enablement provider for the online presence needs of small to mid-size business retailers. TGL seeks to assist small to mid-size business retailers to easily launch a fully operational website with an online store without employing a team of IT staffs or website designers.

Form of Acquisition

The Company plans to acquire the business of TGL through a share exchange to acquire 100% of equity interests of TGL, which will make it become a wholly owned subsidiary of the Company.

TGL Business

Overview

TGL was incorporated in Samoa on October 14, 2014 and engages in the business of website and mobile applications (“apps”) creation for small and mid-size business retailers. TGL’s wholly-owned subsidiary, TAL, is a company that was incorporated in Hong Kong on November 21, 2014. TAL is an operating subsidiary of TGL and is dedicated to the development and marketing of its “SpeedG Platform” (the “SpeedG Platform”).

General Development and Plan of Operations

TGL is currently in the development stage. TGL’s mission is to assist small to mid-size businesses to easily launch a fully operational website and mobile apps with an online store without employing a team of IT staffs or website designers.

TGL has developed a platform, “SpeedG,” which was launched in January of 2015. The website can be viewed at http://www.speedg.com. We believe that the SpeedG Platform is a combination of easy to use products that provide solutions for retailers to establish and maintain their online presence as well as allow retailers to promote and market their businesses effectively.  In addition to creating and publishing a website or an app from the platform, the SpeedG Platform also includes a dashboard feature (the “SpeedG Dashboard”), where retailers can manage their websites and e-commerce stores as well as keep track of user data, such as daily views and recurring views. TGL has also designed a mobile app builder for retailers to create their own mobile apps. TGL plans to launch a mobile app store where retailers will be able to place their apps for their customers to download. We believe TGL can assist retailers to establish their digital identities which can enable their businesses to survive and thrive. In addition to website creation services, TGL also plans to provide marketing and promotional services to help the businesses of less tech-savvy retailers grow and enhance the visibility of their products.

TGL principally operates in Hong Kong. It plans to expand its business to Mainland China by the end of 2016 if sufficient capital is available from operations or through raising capital.

Property

As of the date of this Annual Report, we do not own any properties. We lease our office at Room 1301, 13/F., Wing Tuck Commercial Centre, 177-183 Wing Lok Street, Sheung Wan, Hong Kong for $10,000 per year as rent.  Our principal telephone number at such location is +852 35472191.

Employees

As of the date of this Annual Report, we only have one employee, our CEO and President.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Risks Related to Our Company

OUR PLAN OF ACQUISITION OF TECHNOVATIVE GROUP LIMITED MAY FAIL.

There can be no assurance that the Company will successfully make an acquisition of TGL or that such acquisition will be successful for the Company and its shareholders. The completion of acquisition is contingent on the due diligence investigation on TGL. If the acquisition does not occur, we will continue to be a shell company and may not be able to obtain the capital to continue to seek other opportunities.

WE ARE A SHELL COMPANY WITH NO BUSINESS.

Since November 2014, we have been a shell company without any operations and activities. There can be no assurance that our shell company status will change. Therefore, you must consider investment in our Company in light of the risks, expenses and difficulties we face as a shell company. There can be no assurance that our efforts to make an acquisition will be successful and therefore, any investment in our Company must take this into account as well as the risk that any investment will be lost in the event we fail to make an acquisition.

THERE IS A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has incurred a net operating loss for each period since the Company’s inception.  For the year ended December 31, 2014, the Company had a working capital deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  We are currently solely dependent on raising capital to pay expenses. If we are unable to do so, we cannot continue to operate.

As such, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business plan.  As a result, you may lose your investment.

Risks Related to Our Common Stock

THE COMPANY IS A SHELL COMPANY CURRENTLY AND OUR COMMON STOCK IS SUBJECT TO RISK ARISING FROM RESTRICTION ON RULE 144 BY SHELL COMPANIES.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the Common Stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are currently a shell company, Rule 144 is unavailable to us. Therefore, you may not resell your shares in reliance on Rule 144.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

The Company currently does not own any properties. For our headquarters, we are renting the office from our corporate secretary, H.K.I.C Consultants Limited for a rent of HKD$10,000 (or approximately $1,290) per year. The Company believes that the aforementioned office space will be sufficient for its current needs.

ITEM 3. LEGAL PROCEEDINGS

There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently trading on the OTC Market Group’s OTC Pink.  Our common stock was traded under the symbol “HORI” until March 2, 2015 and has change to “TEHG” since March 30, 2015. Our common stock did not trade prior to June 18, 2013. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2013*	Bid	Bid
First Quarter*	$-	$-
Second Quarter	$0.08	$0.05
Third Quarter	$0.20	$0.02
Fourth Quarter	$0.23	$0.10

	High	Low
Fiscal Year 2014	Bid	Bid
First Quarter	$0.40	$0.03
Second Quarter	$0.42	$0.17
Third Quarter	$0.37	$0.06
Fourth Quarter	$0.06	$0.01

* The Company’s Common Stock did not trade until June 2013.

As of April 15, 2015, the last sale price reported on the OTC Pink for the Company’s Common Stock was approximately $0.426 per share.

Holders

As of the date of this Annual Report, we had 2,587,296 shares of our Common Stock par value, $.001 issued and outstanding. There were approximately 7 beneficial owners of our common stock.

Transfer Agent and Registrar

The Transfer Agent for our capital stock is Fidelity Transfer Company, 8915 S. 700 E. Suite 102, Sandy, Utah 84070, and telephone number is 801-562-1300.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors dependent on the development of business that we plan to acquire and from the funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Plan of Operations

From July 1, 2013, Technovative Group, Inc. (the “Company”) terminated its operations in the deployment of residential, commercial and governmental alternative energy systems and pursued more traditional energy sector opportunities by engaging in the oil and gas business until entering into the Debt Settlement Agreement with Tenton on November 14, 2014. Since November 2014, the Company has ceased its operation and became a shell company. After completion on this Annual Report, the Company intends to acquire the business of TGL together with its wholly-owned subsidiary, TAL. Through the operation of TAL, TGL is engaged in the business of website creation and e-commerce enablement for the online presence needs of small to mid-size business retailers. TGL seeks to assist small to mid-size business retailers to easily launch a fully operational website with an online store without employing a team of IT staffs or website designers.

The Company is currently reviewing TGL’s due diligence documents and files and there can be no assurance that the Company will successfully make an acquisition or that such acquisition will be successful for the Company and its shareholders. The completion of acquisition is contingent on the following factors:

●           Satisfaction of our due diligence investigation of TGL,

●           TGL providing U.S. GAAP audited financial statements for the past two fiscal years and the subsequent interim period, and

●           TGL entering into binding acquisition documents and agreements that are satisfactory to the Company.

The Company plans to acquire the business of TGL through a share exchange to acquire 100% of equity interests of TGL, which will make it become a wholly owned subsidiary of the Company.

Results of Operations

For the year ended December 31, 2014 compared with the year ended December 31, 2013

Revenues

The Company received revenues of $17,078 for the year ended December 31, 2014 compared to nil for the year ended December 31, 2013.

Operating Expenses

Operating expenses for the year ended December 31, 2014 and year ended December 31, 2013 were $326,590 and $233,453, respectively. The expenses consisted of filing fees, professional fees, and other general expenses.

Net Gain (Loss)

Net gain (loss) for the year ended December 31, 2014 and year ended December 31, 2013, were $542,053 and ($474,900), respectively. Basic and diluted net income (loss) per share amounted to $0.01 and ($0.01) respectively for the year ended December 31, 2014 and year ended December 31, 2013.

The net gain for the year ended December 31, 2014 comes from the disposal of the subsidiary, SNS, and the cancellation of debt and inter-company liabilities.

Liquidity and Capital Resources

As of December 31, 2014, we had working capital of ($17,754) consisting of cash on hand of nil as com-pared to working capital of ($6,236) and cash on hand of $11,569 as of December 31, 2013.

Net cash used in operating activities for the year ended December 31, 2014 was $455,680 as compared to net cash used in operating activities of ($292,539) for the year ended December 31, 2013. The cash used in operating activities are mainly for filing fees, professional fees, and general expenses.

Net cash provided by financing activities for the year ended December 31, 2014 was ($467,249) as com-pared to $285,250 for the year ended December 31, 2013. The cash provided by financing activities for the year ended December 31, 2014 is mainly from borrowings on notes payable from Teton Global LLC.

We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

 Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities and business development. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern. Our development is dependent on the acquisition of TGL and the business that we plan to develop after the proposed acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.The Company’s balance sheets as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by AWC (CPA) Limited. AWC (CPA) Limited is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

On March 11, 2015, the Company dismissed McConnell & Jones LLP (“McConnell”) as the Company’s independent registered public accounting firm. The reports of McConnell, on our financial statements for the fiscal years ended December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained explanatory paragraphs in respect to uncertainty as to our ability to continue as a going concern due to our dependence on a successful execution of our plan of operations and ability to raise additional financing, our lack of generating revenues, and our stockholders’ deficit and negative working capital. The decision to change independent accountants was approved by our Board of Directors on March 11, 2015.

During the fiscal years ended December 31, 2013 and 2012 and the subsequent interim periods in 2014 and through the date of this report, we have had no disagreements with McConnell, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McConnell, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During the fiscal years ended December 31, 2013 and 2012 and the subsequent interim periods in 2014 and through the date of this report on Form 8-K, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission (the “SEC”).

New Independent Accountants

Our Board of Directors appointed AWC (CPA) Limited (“AWC”) as our new independent registered public accounting firm effective as of March 11, 2015. During the fiscal years ended December 31, 2013 and 2012 and the subsequent interim periods in 2014 and through the date of our engagement, we did not consult with AWC regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2014, management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives. Currently, our management is only composed of one member, our Chief Executive Officer, Mr. Lee Chan Yue. Thus, there was no specific segregation of financial duties and executive duties within the management; (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2015. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2015.

Changes in internal controls over financial reporting

Except the following, there was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

On November 14, 2014, Robert Bludorn, the Company’s Chief Executive Officer resigned from all of his positions as director and officer of the Company. Also effective on November 14, 2014, Mr. Lee Chan Yue was appointed as the Chief Executive Officer, President, Treasurer, and Secretary of the Company.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officer and director.

Name	Age	Position
Lee Chan Yue	61	Chief Executive Officer, President, Treasurer, Secretary, and Director

Mr. Lee Chan Yue, age 61, has extensive experience in the areas of private equity and loan financing. He has been serving as director of D.S. International Holding, Ltd. since 2006, where he is in charge of daily operation and loan financing of various investment projects. From 2004 to 2006, Mr. Lee was the director at Capital Bridge (Universal) Limited, where he developed a marketing plan and strategy for the company. From 2002 to 2004, Mr. Lee served as the head of Private Banking and Treasury Marketing in Nedbank Limited, Hong Kong branch. He worked at Delta Asia Financial Group from 1998 to 2002 as group treasurer. From 1996 to 1998, Mr. Lee was a senior manager in Standard London Limited. From 1994 to 1996, he worked as senior Treasury Manager at Dao Heng Bank Ltd. Hong Kong. Mr. Lee graduated from Hong Kong Polytechnic University in 1974.

The Board of Directors reached a conclusion that Mr. Lee should serve as a Director of the Company based on his extensive experience in management.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms.  Any non-employee director of the Company or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the board of directors although no such committee has been established.

Each officer is appointed by the board of directors and holds his office at the pleasure and discretion of the board of directors or until his earlier resignation, removal or death.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Promoters

The following persons and entities are promoters with respect to the Company as that term is defined in Rule 405 of Regulation C promulgated under the Securities Act.

Celestial Melody Limited

Celestial Melody Limited (“CML”), a corporation formed under the laws of Samoa, purchased 30,000,000 (1,500,000 after the Reverse Split) shares of Common Stock of the Company from SPC pursuant to the Common Stock Purchase Agreement in November 2014. As a result, it owns 57.9% of the total issued and outstanding shares of the Company currently and is the majority shareholder of the Company. Mr. Leung Kam Tim is the sole director and registered member of CML.

Jing Zhang

Ms. Jing Zhang, a citizen of People’s Republic of China, purchased 3,745,911(187,296 after the Reverse Split) shares of Common Stock of the Company from Turvaga pursuant to the Stock Purchase Agreement in November 2014. As a result, she owns 7.2% of the total issued and outstanding shares of the Company currently. Upon the share purchase by Ms. Zhang and CML, the Company changed its control and Ms. Zhang and CML aggregately own approximately 65.2% of the total outstanding shares of the Company’s Common Stock.

James Tan

Mr. James Mengdong Tan is currently an interim Chief Executive Officer, President, Secretary and Treasurer, and director of Moxian China, Inc., a public company in the U.S., and a promoter with respect to Rebel Group, Inc., a public company in the U.S. Mr. Tan is also the director and CEO of 8i Capital Limited. From 2005 to 2009, he was the Chairman and CEO of Vashion Group, a company listed on the Singapore Stock Exchange. From 2005 to 2007, he was the Executive Director and CEO of Vantage Corporation Limited, a company listed on the Singapore Stock Exchange. At the same time, he served as a director on the Board of Pacific Internet Ltd, a company listed on Nasdaq until its sale to Connect Holdings, a group comprising of Ashmore Investment Management Limited, Spinnaker Capital Limited and Clearwater Capital Partners. From 2012 to 2014, he acted as an independent director of New Trend Lifestyle Group PLC, a London AIM listed company.

In November 2014, Mr. Tan assisted the negotiation of the acquisition of approximately 65.2% of the then outstanding shares of the Company by CML and Jing Zhang from SPC and Turverga. CML and Ms. Zhang agreed to assist TGL in going public in the United States and to purchase a shell company for it to do so in the United States. Mr. Tan assisted CML and Ms. Zhang to source this Company for the purpose of effecting a going public transaction for TGL and is assisting TGL to complete a share exchange with the Company. There is no written or oral agreement in place between Mr. Tan and the Company or CML or Ms. Zhang for Mr. Tan to receive any compensation with respect to his assistance of the Company or CML and Ms. Zhang; however, Mr. Tan may receive compensation for his assistance in the future.

There is currently no written or oral agreement between the Company or TGL and CML or Ms. Zhang with respect to their roles in assisting TGL to go public in the United States, however, they may receive compensation in the future.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. We do not have majority of independent directors.

Committees of the Company’s Board of Directors

Because our board of directors currently consists of only one member, we do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “financial expert” on our board of directors as that term is defined by Item 401(e)(2) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the Board of Directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Board of Directors and the candidate's qualifications. The Board of Directors will request such information as:

●	The name and address of the proposed candidate;

●	The proposed candidates resume or a listing of his or her qualifications to be a director of the Company;

●	A description of any relationship that could affect such person's qualifying as an independent director, including identifying all other public company board and committee memberships;

●	A confirmation of such person's willingness to serve as a director if selected by the Board of Directors; and

●	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company's proxy statement if such person were a nominee.

Once a person has been identified by the Board of Directors as a potential candidate, the Board of Directors may collect and review publicly available information regarding the person to assess whether the person should be considered further. Generally, if the person expresses a willingness to be considered and to serve on the Board of Directors and the Board of Directors believes that the candidate has the potential to be a good candidate, the Board of Directors would seek to gather information from or about the candidate, including through one or more interviews as appropriate and review his or her accomplishments and qualifications generally, including in light of any other candidates that the Board of Directors may be considering. The Board of Director's evaluation process does not vary based on whether the candidate is recommended by a shareholder.

The Board of Directors will, from time to time, seek to identify potential candidates for director nominees and will consider potential candidates proposed by the Board of Directors and by management of the Company.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2014, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the chief executive officer and chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. Lee serves as the sole officer and director of the Company.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Code of Ethics

Our Board of Directors will adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned or awarded by our Chief Executive Officer and other “named executive officers” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($)	Total ($)
Lee Chan Yue (1) President and CEO	2014	–	–	–	–	–	–	–	–

Robert Bludorn(2)	2014	–	–	–	–	–	–	–	–
President and CEO	2013	–	–	–	–	–	–	–	–

(1) Mr. Lee is serving as the President and CEO of the Company since November 14, 2014.
(2) Mr. Bludorn was the Company’s President, CEO and Director from February 15, 2013 through November 14, 2014.

The Company does not have an employment agreement with Mr. Lee or Mr. Bludorn and Mr. Lee and Mr. Bludorn did not receive any compensation during the fiscal year of 2014 and 2013.  We do not provide any employee benefit programs to our employees other than a periodic grant of warrants.

Outstanding Equity Awards at Fiscal Year-End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2014. No equity awards were made during the fiscal year ended December 31, 2014.

Director Compensation

There is no director compensation for the fiscal year ended December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date herein by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (ii) by the directors and executive officers of the Company. The person or company named in the table has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner	Positions with the Company	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Officers and Directors
Lee Chan Yue Flat C, 2/F, No 161, Mai Po Tsuen, Yuen Long, San Tin, New Territories Hong Kong	CEO and Director	Common Stock, $0.001 par value	0	0%

All officers and directors as a group (1 person named above)		Common Stock, $0.001 par value	0	0%

5% Shareholder

Celestial Melody Limited		Common Stock, $0.001
Room 1301 13/F, Wing Tuck Commercial Centre 177-183 Wing Lok Street, Sheung Wan, HK		par value	1,500,000	58.0%

Jing Zhang Room 2003, Tower B King Key 100 Building, #5016 Shennan East Rd. Luohu District, Shenzhen, China		Common Stock, $0.001 per share	187,296	7.2%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (2,587,296 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The number of shares has reflected the result of the 1-for-20 reverse split of Common Stock effected on March 2, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, we have not been a party to any transaction since October 1, 2012, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, AWC (CPA) Limited for the fiscal year of December 31, 2014, and McConnell & Jones LLP for the fiscal year ended December 31, 2013.

ACCOUNTING FEES AND SERVICES	2014	2013

Audit fees	$12,000	$14,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-
Total	$12,000	$14,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by AWC (CPA) Limited and McConnell & Jones LLP was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Technovative Group, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	F-3

Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013 and for the Period from August 12, 2010 (inception) to December 31, 2014	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and December 31, 2013 and for the Period from August 12, 2010 (inception) to December 31, 2014	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2014 and December 31, 2013 and for the Period from August 12 (inception) to December 31, 2014	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 to F-11

UNAUDITED PROFORMA CONDENSED COMBINED FINANCIAL STATEMENTS AND NOTES	F-12 - F-15

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed with the Secretary of State of the State of Wyoming on August 12, 2010 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on December 6, 2010 (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.3	Amended and Restated of Articles of Incorporation filed with the Secretary of State of the State of Wyoming on April 26, 2011 (incorporated by reference herein to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on June 4, 2013.*

3.5	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on February 26, 2015 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2015).

3.6	Bylaws (incorporated by reference herein to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.7

Amended and Restated Bylaws of Solar America Corp., dated April 4, 2011(incorporated by reference herein to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

10.1	Equity and Settlement Agreement dated as of November 14, 2014 by and between the Company and Cannon Investments, Inc.*

10.2	Termination Agreement dated as of November 14, 2014 by and between the Company and Tuverga Finance Ltd.*

10.3	Debt Settlement Agreement and Mutual Release as of November 14, 2014 by and between the Company and Tenton Global LLC.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2015	TECHNOVATIVE GROUP, INC.

	By:	/s/ Lee Chan Yue
Lee Chan Yue Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2015	/s/ Lee Chan Yue
Lee Chan Yue
Chief Executive Officer and Director

26

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Technovative Group, Inc. F/K/A Horizon Energy Corp.

We have audited the accompanying balance sheets of Technovative Group, Inc. (a development stage company) (the Company) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/AWC (CPA) Limited

Hong Kong SAR, China

March 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Horizon Energy Corp.

We have audited the accompanying consolidated balance sheets of Horizon Energy Corp. (a development stage company) (the Company) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McConnell & Jones, LLP

Houston, Texas

April 14, 2014

TECHNOVATIVE GROUP, INC. F/K/A HORIZON ENERGY CORP.

(a development stage company)

BALANCE SHEETS AND CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$11,569
Prepaid expenses	-	695
Total current assets	-	12,264
Net Assets from discontinued operations	$-	35,903
Total assets	$-	$48,167
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$17,754	$4,153
Advances	-	50,250

Total current liabilities	17,754	54,403
Notes payable – long term	-	1,266,999
Accrued Interest-long term	-	103,200
Total liabilities	17,754	1,424,602
COMMITMENTS AND CONTINGENCIES (See Note 6)	-	-

STOCKHOLDERS’ DEFICIT		-

Common stock, ($0.001 par value), 200,000,000 shares authorized and 51,745,000 and 48,000,000 shared issued and outstanding as of December 31, 2014 and 2013, respectively	51,745	48,000
Additional paid-in capital	928,255	82,000
Accumulated deficit during development stage	382,850	(125,831)
Accumulated deficit	(1,380,604)	(1,380,604)
Total stockholders' deficit	(17,754)	(1,376,435)
Total liabilities and stockholders' deficit	$-	$48,167

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOVATIVE GROUP, INC. F/K/A HORIZON ENERGY CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	For the Year	For the Year	Development Stage
	Ended	Ended	through
	December 31, 2014	December 31, 2013	December 31, 2014

Revenues earned during the development stage	$17,078	$-	$17,078

Cost of revenues (exclusive of depreciation shown separately below):
Product and Services costs	-	-	-

Operating expenses
Selling, general and administrative	326,590	233,453	392,056

Total operating expenses	326,590	233,453	392,056

LOSS FROM OPERATIONS	(309,512)	(233,453)	(374,978)
“
OTHER INCOME (EXPENSE)
Interest Expense	(673)	(103,200)	(52,697)
Gain on promissory note cancellation	704,516	-	704,516
Gain on debt cancellation	150,250	-	150,250

Net gain / (loss) from continuing operations	544,581	(336,653)	427,091

Discontinued operations

Loss from operations of discontinued subsidiary, Solar N Stuff.	(2,528)	(138,247)	(10,869)

NET GAIN / (LOSS)	$542,053	$(474,900)	$416,222

Net gain / (loss) per common share
- basic and diluted
Continuing operations	$0.01	$(0.01)
Discontinued operations	(0.00)	(0.00)
Total net loss per common share	$0.01	$(0.01)

Weighted average common shares outstanding
- basic and diluted	51,745,000	48,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOVATIVE GROUP, INC. F/K/A HORIZON ENERGY CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Shares	Common Shares	Par Amount ($0.001)	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2012	-	48,000,000	48,000	82,000	(1,031,536)	$(901,536)
Net loss from continuing operations	-	-	-	-	(336,653)	(336,653)
Net loss, discontinued operations	-	-	-	-	(138,247)	(138,247)
Balance at December 31, 2013	-	48,000,000	$48,000	$82,000	$(1,506,435)	$(1,376,435)
Net gain from continuing operations	-	-	-	-	544,581	544,581
Net loss, discontinued operations	-	-	-	-	(2,528)	(2,528)
Issuance of shares	-	3,745,000	3,745	-	-	3,745
Issuance of capital	-	-	-	846,255	-	846,255
Balance at December 31, 2014	-	51,745,000	$51,745	$928,255	$(964,382)	$15,618

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOVATIVE GROUP, INC. F/K/A HORIZON ENERGY CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	Development Stage for the period ended December 31, 2014
Cash used in operating activities:
Net gain /(loss) from continuing operations	$544,581	$(336,653)	$427,091
Net loss from discontinued operations	(2,528)	(138,247)	(10,869)
Net Changes in discontinued operating assets and liabilities
Change in Net Assets from discontinued operations	2,531	85,842	13,287

Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	-	-	-
Changes in operating assets and liabilities
Prepaid expenses	695	(695)	695
Accounts payable and accrued liabilities	13,601	(5,986)	14,609
Accrued Interest	(103,200)	103,200	(51,175)
Net cash used in operating activities	455,680	(292,539)	393,638

Cash flows from investing activities:
Net cash provided by investment activities		-	-

Cash flows from financing activities:
Sale of common stock	-	-	-
Common stock	3,745	-	3,745
Additional paid-in capital	846,255	-	846,255
Borrowings on notes payable from Infinite Funding, Inc.	(1,266,999)	235,000	(1,246,999)
Advances from third parties.	(50,250)	50,250	-
Net cash provided by financing activities	(467,249)	285,250	(396,999)

Net increase in cash and cash equivalents	(11,569)	(7,289	(3,361)
Cash and cash equivalents - beginning	11,569	18,858	3,361
Cash and cash equivalents - end	$-	$11,569	$-
Supplemental schedule of cash flow information:
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOVATIVE GROUP, INC. F/K/A HORIZON ENERGY CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Technovative Group, Inc. (the “Company”), formerly known as Horizon Energy Corp., was incorporated on August 10, 2010 as a Wyoming corporation under the name “Glacier Point Corp.” It was engaged in the deployment of residential, commercial and governmental alternative energy systems and offered alternative energy solutions for owners, builders and architecture firms that included designing, building, operating, monitoring and maintaining these systems. On December 6, 2010, the Company filed an amendment with the State of Wyoming to change the name of “Glacier Point Corp.” to “Solar America Corp.” On June 4, 2013, the Company filed an amendment with the State of Wyoming to change the name of “Solar America Corp.” to “Horizon Energy Corp.” On February 26, 2015, the Company changed its name from “Horizon Energy Corp.” to “Technovative Group, Inc.” and implemented a 1 for 20 reverse stock split of its issued and outstanding common stock.

On December 16, 2010, the Company acquired 100% of the outstanding common stock of Solar N Stuff, Inc. (“SNS”) a Louisiana corporation founded in 2008, in exchange for $100,000, resulting in SNS becoming a wholly owned subsidiary of the Company.  SNS’s results of operations were consolidated with Solar America and presented from December 16, 2010 forward.  On June 30, 2013, the operation of SNS was terminated. Beginning from July 1, 2013, the Company is a development stage company, with historical balances shown.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements at December 31, 2014 and 2013 include the amounts of Solar n Stuff, a wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Cash and Equivalents

Technovative Group, Inc considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with domestic banks and, at year-end all the funds were within the federally insured limits.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired businesses.  Prior to November 14, 2014, the Company’s goodwill results from the acquisition of Solar n Stuff (“SNS”).  In order to determine the fair value of goodwill on the Solar n Stuff acquisition, the Company allocated the purchase price to the fair value of all Solar n Stuff’s assets and liabilities.  The Company estimated the fair value of the assets and liabilities to approximate book value.  The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the fair value of goodwill.  As a result, the Company recorded goodwill in the amount of $62,193 on December 16, 2010, as a non-current asset. As of December 31, 2014, the Goodwill was no longer existed after the disposal of SNS on November 14, 2014.

In accordance with guidance of the FASB ASC Topic no. 350-10, Goodwill and Other, the Company tests goodwill for impairment at least annually, or at any time when impairment indicators exist, by comparing the fair value of the reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill.  Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, significant deterioration in market share, and/or a loss of key personnel.  If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value. As a result of the company’s decision to discontinue the operations of SNS, the Company recorded an impairment of goodwill in the amount of $62,193 during year ended December 31, 2014.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company’s financial instruments consist primarily of accounts receivable, accounts payable, and note payables.  The Company believes the carrying value of its accounts receivable, accounts payable and notes payable approximate fair value because of the short-term nature or stated interest rate of the instruments.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable.  The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination.  The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss (“NOL”) carryovers, to zero as of December 31, 2014. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.  As a result of the acquisition of Solar n Stuff, the use of the NOL is limited under Section 382 of the IRS Rules and Regulations.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Reclassification

The company has reclassified certain amounts in prior year to conform with the discontinued operations presentation for 2014. Specifically, net assets from discontinued operations have been presented for both years for comparison purposes.

Note 2: Going Concern

As of December 31, 2014 and December 31, 2013, the Company had accumulated deficits and a working capital deficit.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company estimates that it will require additional cash resources during 2015 and 2014 based on its current operating plan and condition. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3: Discontinued Operations

Net assets from discontinued operations for the years ended December 31, 2014 and 2013 are comprised of:

	Year ended December 31, 2014	Year ended December 31, 2013
Accounts Receivable	$-	$-
Inventory	-	-
PP&E-Net	36,000	38,541
Goodwill		-
Accounts Payable		-
Accrued Liabilities	(2,638)	(2,638)
Net Assets from discontinued operations	$33,372	$35,903

Net loss from discontinued operations for the years ended December 31, 2014 and 2013 is comprised of:

	Year ended December 31, 2014	Year ended December 31, 2013
Revenues	$-	$32,838
Cost of goods sold	-	(18,741)
General and administrative expenses	(2,528)	(90,151)
Impairment of goodwill	-	(62,193)
Loss on discontinued operations	$(2,528)	$(138,247)

Note 4: Advances and Notes Payable

The Company received additional advances from third party investors in the principal aggregate amount of $0 and $50,250 during 2014 and 2013.  These are non-interest bearing advances.

On December 31, 2012, the Company issued certain promissory note to Infinite Funding Inc. (“Infinite”) in the original principal amount of $1,031,999 (the "Note"). On April 25, 2014, Infinite assigned all the rights and interests of the Note to Teton Global LLC (“Tenton”) and Teton became the lawful holder of the Note. As of November 14, 2014 the principal balance of the Note was $741,999 with accrued interest payable of $164,773. On November 14, 2014, the Company entered into a Debt Settlement Agreement and Mutual Release (“Debt Settlement Agreement”) with Tenton, pursuant to which Tenton agreed to settle and cancel the unpaid amount of promissory note owed to Tenton by the Company in the aggregate amount of $906,772, in consideration of assignment by the Company of its rights and interests in an oil interest purchase agreement (“Ponta Agreement”), whereby the Company acquired a 25% working interest in Ponta E&P, LLP’s Holmes Oil Unit #1 in return for a capital infusion of $115,000. Additionally, pursuant to the terms of the Ponta Agreement, the Company receives an additional 25% working interest until such time as the Holmes Investment has been fully repaid (the “Holmes Investment”). As a result of the Debt Settlement Agreement, the Company has no interests and rights in Holmes Investments whatsoever.

The Company has issued certain promissory notes to Cannon Investments, Inc. (“Cannon”) in the aggregate amount of $150,250. On November 14, 2014, the Company and Cannon entered into an equity sale and settlement agreement (“Equity Sale and Settlement Agreement”), whereby the Company transferred 100% of the equity interests of SNS to Cannon in exchange for the settlement of the unpaid amount of the promissory notes owed to Cannon in the aggregate amount of $150,250.

Note 5: Common Stock

As of December 31, 2014, the authorized capital stock of the Company consisted of 200,000,000 shares of Common Stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

On April 15, 2014, the Company and Tuverga Finance Ltd., a corporation formed pursuant to the statutes of Republic of Cyprus (“Tuverga”) entered into an Equity Investment Agreement (“Equity Investment Agreement”), whereby the Company agreed to issue to Tuverga a number of shares of common stock of the Company, par value $.001 per share (“Common Stock”) for up to $2,500,000 (the “Commitment Amount”) upon providing advance notice (the “Advance Notice”) to the Company. As of November 14, 2014, Tuverga has provided four Advance Notices in the total amount of $850,000 and the Company has issued an aggregate of 3,745,911 shares of common stock to Tuverga.

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

During 2013, the Company and SOLATUBE mutually agreed to terminate the dealer agreement with no further obligation due for each other.

Note 7: Income Taxes

Deferred income taxes are recorded at the effective tax rate of 15%. Per ASC 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

	December 31,	December 31
	2014	2013
Deferred tax asset attributable to:
Net operating losses	$144,498	$225,806
Less: valuation allowance	(144,498)	(225,806)
Total	$-	-

As of December 31, 2014 and 2013, the deferred tax assets are net of a valuation allowance of $144,498 and $225,806 respectively, based on the amount that management believes will ultimately be realized.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  At December 31, 2014, the company had net loss carry-forwards from current operations $943,868 for tax purposes which will begin to expire in 2028.  As of a result of the acquisition of Solar n Stuff, the predecessor entity’s NOL’s are limited to carry forward under Section 382 of the IRS Rules and Regulations.  Currently, the Company’s 2011 federal tax return is under IRS examination. The Company has filed 2013 federal tax returns. The company has been assured that penalty will be waived if the company can resolve an issue with misapplication of an old SNS tax EIN Number under an old merchant account. As the company operates under a loss, there are no income taxes related to the examination. All years presented are open for IRS examination. The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements.  This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns.

Note 8:  Subsequent Events

Effective on February 26, 2015, the Company amended its Articles of Incorporation (the “Amendments”) to: (i) change the Company’s name from “Horizon Energy Corp.” to “Technovative Group, Inc.” (the “Name Change”), and (ii) implement a 1-for-20 reverse stock split of its issued and outstanding common stock, par value $.001 per share (the “Reverse Split”). On March 2, 2015, the Financial Industry Regulatory Authority approved and declared the Amendments to be effective. After the Reverse Split, the December 31, 2014 retrospective restated common stock will be changed from 51,745,911 to 2,587,296. In the balance sheet, the issued common stock will be changed from $51,746 to $2,587, the paid in capital will be changed from $928,255 to $977,414. In the statement of income, the earning per share will be changed from 0.01 to 0.2.

UNAUDITED PROFORMA CONDENSED COMBINED FINANCIAL DATA

The following unaudited pro forma financial information has been prepared pursuant to Section 11-01 of Regulation S-X to illustrate the effect of the proposed transaction (the “Proposed Transaction”) between Technovative Group, Inc., (“TEHG” or the "Company") and Technovative Group Limited ("TGL") described on page 5, Item 1.

The following unaudited proforma condensed combined statement consists of the combined balance sheet as of December 31, 2014 of TEHG and TGL and their combined statements of operations for the year ended December 31, 2014, as though the Proposed Transaction had occurred on the balance sheet date and at the commencement of the period presented. The unaudited proforma condensed combined balance sheet is derived from the historical balance sheets of TEHG and TGL as of December 31, 2014. The unaudited proforma condensed combined statement of operations for the year ended December 31, 2014 is derived from the audited financial statements of TEHG for the year ended December 31, 2014 and unaudited financial statements of TGL for the year ended December 31, 2014.

The unaudited pro forma condensed combined financial data do not reflect the effects of any anticipated changes to be made by TEHG in its operations from the historical operations and are presented for informational purposes only and should not be construed to be indicating (i) the results of operations or the financial position of TEHG that actually would have occurred had the Proposed Transaction been consummated as of the dates indicated or (ii) the results of operation or the financial position of TEHG in the future.

The Proposed Transaction is expected to be accounted for as a reverse acquisition.

The following proforma condensed combined financial data and notes are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operation," the proforma combined financial statements and notes thereto of TEHG and TGL and other historical information included elsewhere in this filing.

TECHNOVATIVE GROUP, INC. F/K/A HORIZON ENERGY CORP.
Proforma Condensed Combined Balance Sheet
As of December 31, 2014

	TEHG	TGL	Adjustments		Pro Forma
Assets
Cash and cash equivalents	$-	$1,070	$-		$1,070
Total assets	-	1,070			1,070

Liabilities and stockholders’ deficit
Accounts payables and accrued liabilities	17,754	-	-		17,754
Advances	-	3,869	-		3,869
Total liabilities	17,754	3,869			21,623

Stockholders’ deficit:
Common stock	51,745	-	51,500	(b)	54,087
			(49,158)	(a)
Additional paid-in capital	928,255	-	(51,500)	(b)	925,913
			49,158	(a)
Accumulated deficit during development stage	382,850	(2,799)	-		380,051
Accumulated deficit	(1,380,604)	-	-		(1,380,604)
Total liabilities and stockholders' equity	-	1,070			1,070

TECHNOVATIVE GROUP, INC. F/K/A HORIZON ENERGY CORP.
Proforma Condensed Combined Statement of Operations
For the Year Ended December 31, 2014

	TEHG	TGL	Adjustments	Pro Forma
Revenues	$17,078	$-	$-	$17,078

Cost of revenues (exclusive of depreciation shown separately below):
Product and Services costs	-	-	-	-

Operating expenses
Selling, general and administrative	326,590	2,799	-	329,389

Loss from operations	(309,512)	(2,799)		(312,311)

Other income/(expense)
Interest Expense	(673)	-	-	(673)
Gain on promissory note cancellation	704,516	-	-	704,516
Gain on debt cancellation	150,250	-	-	150,250

Net gain/(loss) from continuing operations	544,581	(2,799)		541,782

Discontinued operations
Loss from operations of discontinued subsidiary, Solar N Stuff.	(2,528)	-	-	(2,528)

NET GAIN/(LOSS)	542,053	(2,799)		529,254

Per share information – basic and fully diluted
Weighted average shares outstanding				54,087,296
Net gain per share, basic				0.01

TECHNOVATIVE GROUP, INC. F/K/A HORIZON ENERGY CORP.

Notes to Condensed Combined Proforma Financial Statements

Note 1. Description of the Transaction

The Company intends to enter into a share exchange agreement with TGL, and the sole stockholder of TGL who collectively own 100% of TGL (the “TGL Stockholder”) contingent on (a) the satisfaction of our due diligence investigation of TGL, and (b) TGL providing U.S. GAAP audited financial statements for the past two fiscal years and the subsequent interim period. Pursuant to the proposed share exchange agreement, the Company desires to acquire 100% of TGL’s equity interests, which would make TGL a wholly-owned subsidiary of the Company.

The Proposed Transaction will be accounted for as a “reverse acquisition,” because the TGL Stockholder will own a majority of the outstanding shares of TEHG’s common stock following the completion of the Proposed Transaction.  TGL is deemed to be the accounting acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the transaction will be those of TEHG and its subsidiaries, and will be recorded at TEHG’s historical cost basis. After completion of the Proposed Transaction, TEHG’s combined financial statements will include the assets and liabilities of TGL and TEHG and its subsidiaries, the historical operations of TEHG and its subsidiaries, and the operations of TGL and its subsidiaries as if the Proposed Transaction had occurred on the balance sheet date and at the commencement of the period presented.

Note 2.  Presentation

The proforma condensed combined financial statements gives effect to the Proposed Transaction as if occurred at the beginning of the periods presented.

Note 3.  Adjustments

The following unaudited proforma adjustments are included in the proforma condensed combined financial statements for the year ended December 31, 2014 to reflect the acquisition of TGL common stock:

(a) a 20:1 reverse split retrospective effect of the Company’s common stock.

(b) the issuance of the Company’s Series A preferred stock for TGL ordinary shares.

