Form 10-Q
period 2015-03-31
Technovative Group, Inc.
filed 2015-05-20
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-175148

Technovative Group, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	38-3825959
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 Room 1512, Silvercord Building, Tower 2

30 Nathan Road, TsimTsaTsui, Hong Kong

(Address of Principal Executive Offices)

                          Tel. +852 35472191

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

As of May 20, 2015, the registrant had 51,758,749 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED BALANCE SHEET

MARCH 31, 2015 and DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	-	-
Total current assets	-	-
Net Assets from discontinued operations	$-	-
Total assets	$-	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$17,754	$17,754

Total current liabilities	17,754	17,754

Total liabilities	17,754	17,754
COMMITMENTS AND CONTINGENCIES (See Note 6)	-	-

STOCKHOLDERS’ DEFICIT

Common stock, ($0.001 par value), 200,000,000 shares authorized and 2,587,479 and 2,587,479* shared issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2,587	2,587 *
Additional paid-in capital	977,413	977,413
Accumulated deficit during development stage	382,850	382,850
Accumulated deficit	(1,380,604)	(1,380,604)
Total stockholders' deficit	(17,754)	(17,754)
Total liabilities and stockholders' deficit	$-	$-

* The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014

				For the Period from
	Three months	Three months		Development Stage
	Ended	Ended		through
	March 31, 2015 (Unaudited)	March 31, 2014 (Unaudited)		March 31, 2015 (Unaudited)

Revenues earned during the development stage	$-	$-		$17,078

Cost of revenues (exclusive of depreciation shown separately below):
Product and Services costs	-	-		-

Operating expenses
Selling, general and administrative	-	39,927		392,056

Total operating expenses	-	39,927		392,056

LOSS FROM OPERATIONS	-	(39,927)		(374,978)

OTHER INCOME
Gain on promissory note cancellation	-	-		704,516
Gain on debt cancellation	-	-		150,250
Interest Expense	-	(25,447)		(52,697)

Net loss from continuing operations	-	(65,374)		427,091

Discontinued operations
Loss from operations of discontinued subsidiary, Solar N Stuff.	-	(2,960)		(10,869)

NET LOSS	$-	$(68,334)		$416,222

Net loss per common share
- basic and diluted
Continuing operations	$(0.00)	$(0.03)	*
Discontinued operations	(0.00)	(0.003)	*
Total net loss per common share	$(0.00)	$(0.003)	*

Weighted average common shares outstanding
- basic and diluted	2,587,479	2,587,479 *

* The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015.

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months Ended March 31, 2015 (Unaudited)	Three Months Ended March 31, 2014 (Unaudited)	From Development Stage to the period ended March 31, 2015 (Unaudited)
Cash used in operating activities:
Net loss from continuing operations	$-	$(65,374)	$427,091
Net loss from discontinued operations	-	(2,960)	(10,869)
Net changes in discontinued operating assets and liabilities	-	-	-
Change in net assets from discontinued operations	-	3,462	13,287

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Prepaid expenses	-	-	695
Accounts payable and accrued liabilities	-	3,203	14,609
Accrued Interest	-	25,447	(51,175)
Net cash used in operating activities	-	(36,222)	(393,638)

Cash flows from investing activities:
Purchase of oil and gas equipment	-	(2,649)	-
Net cash used in investment activities	-	(2,649)	-

Cash flows from financing activities:
Common stock	-	-	3,745
Additional paid in capital	-	-	846,255
Borrowings on notes payable from Infinite Funding, Inc.	-	-	(1,246,999)
Advances	-	150,000	-
Repayments of advances	-	(25,000)	-
Net cash provided by financing activities	-	125,000	(396,999)

Net increase (decrease) in cash and cash equivalents	-	86,129	(3,361)
Cash and cash equivalents - beginning	-	11,569	3,361
Cash and cash equivalents - end	$-	$97,698	$-
Supplemental schedule of cash flow information:
Interest paid	$-	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TECHNOVATIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Technovative Group, Inc. (the “Company,” or “TEHG,” formerly Horizon Energy Corp.) was incorporated in the state of Wyoming on August 12, 2010 under the name “Glacier Point Corp.” On December 6, 2010, the Company filed an amendment with the State of Wyoming to change the name from “Glacier Point Corp.” to “Solar America Corp.” On June 4, 2013, the Company filed an amendment with the State of Wyoming to change the name from “Solar America Corp.” to “Horizon Energy Corp.”

Effective on February 26, 2015, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “Horizon Energy Corp.” to “Technovative Group, Inc.” and (ii) implement a 1-for-20 reverse stock split of its issued and outstanding common stock, par value $.001 per share.

Principles of Consolidation

The consolidated financial statements at March 31, 2015 includes the amount of TEHG only, however, after April 24, 2015, the consolidated financial statements will include the amounts of TGL, a direct wholly owned subsidiary of the Company and TAL, an indirect wholly-owned subsidiary of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable.  The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination.  The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss (“NOL”) carryovers, to zero as of March 31, 2015. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.  As a result of the acquisition of Solar n Stuff, the use of the NOL is limited under Section 382 of the IRS Rules and Regulations.

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

NOTE 2 – GOING CONCERN

At March 31, 2015, we had accumulated net losses of $1,380,604, accumulated net gain of $416,222 during the development stage and working capital deficit. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue during 2015 and reduction of costs, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – DISCONTINUED OPERATIONS

Net assets from discontinued operations at March 31, 2015 and December 31, 2014 are comprised of:

Year ended
	March 31,	December 31,
	2015	2014

PP&E-Net Solar equipment	$-	$-
Accrued Liabilities	-	-
Net Assets from discontinued operations	$-	$-

Net loss from discontinued operations for the three months ended March 31, 2015 and 2014 is comprised of:

	March 31,	March 31,
	2015	2014
General and administrative expenses	$-	$(2,960)

Loss on discontinued operations	$-	$(2,960)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies arise during the normal course of business. As of March 31, 2015, the Company was not aware of any material commitments and contingencies which would have an adverse impact on the financial statements.

NOTE 5 – SUBSEQUENT EVENTS

On April 24, 2015, TEHG, Technovative Group Limited (“TGL”) and the sole stockholder of TGL who owns 100% of the equity interests of TGL (the “TGL Stockholder”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the TGL Stockholder an aggregate of 100,000 shares of its Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), in exchange for 100% of the TGL equity interest held by the TGL Stockholder. The 100,000 shares of Series A Preferred Stock will automatically convert into 51,500,000 shares of common stock, par value $.001 per share (“Common Stock”) upon the effectiveness of a 1-for-10 reverse stock split to be conducted by TEHG after the Share Exchange Transaction. As a result of the Share Exchange Transaction, TGL became our direct wholly-owned subsidiary and TAL became our indirect subsidiary.

On May 11, 2015, the Company effectuated a 1-for-10 reverse stock split, resulting 10 shares of the Company’s Common Stock becoming 1 share of the Company’s Common Stock, without changing the par value of the Common Stock (“Reverse Split”). As a result of the Reverse Split, the total outstanding shares of Common Stock is decreased from 2,587,479 to 258,749. Pursuant to the Articles of Amendment filed on April 17, 2015, 100,000 shares of Series A Preferred Stock held by the TGL Stockholder automatically converted into 51,500,000 shares of Common Stock of the Company (“Conversion”). As a result of the Reverse Split and Conversion, the total outstanding shares of Common Stock of the Company became 51,758,749. Thus, the shares of our Common Stock held by the TGL Stockholder constituted approximately 99.5% of our issued and outstanding Common Stock.

UNAUDITED PROFORMA CONDENSED COMBINED FINANCIAL DATA

The following unaudited pro forma financial information has been prepared pursuant to Section 11-01 of Regulation S-X to illustrate the effect of the share exchange transaction (the “Share Exchange Transaction”) between Technovative Group, Inc., (“TEHG” or the "Company") and Technovative Group Limited ("TGL").

The following unaudited proforma condensed combined statement consists of the combined balance sheet as of March 31, 2015 of TEHG and TGL and their combined statements of operations for the year ended March 31, 2015, as though the Share Exchange Transaction had occurred on the balance sheet date and at the commencement of the period presented. The unaudited proforma condensed combined balance sheet is derived from the historical balance sheets of TEHG and TGL as of March 31, 2015. The unaudited proforma condensed combined statement of operations for the year ended March 31, 2015 is derived from the audited financial statements of TEHG for the year ended March 31, 2015 and unaudited financial statements of TGL for the year ended March 31, 2015.

The unaudited pro forma condensed combined financial data do not reflect the effects of any anticipated changes to be made by TEHG in its operations from the historical operations and are presented for informational purposes only and should not be construed to be indicating (i) the results of operations or the financial position of TEHG that actually would have occurred had the Share Exchange Transaction been consummated as of the dates indicated or (ii) the results of operation or the financial position of TEHG in the future.

The Share Exchange Transaction was accounted for as a reverse acquisition.

TECHNOVATIVE GROUP, INC.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET

MARCH 31, 2015

	TEHG	TGL	Adjustments			Pro Forma

ASSETS
Noncurrent asset
Property, Plant and Equipment, net	$-	$26,757		$-		$26,757
Intangible asset	-	1,057		-		1,057
Total noncurrent asset	-	27,814		-		27,814

Current asset
Cash and cash equivalents	-	153,938		-		153,938
Deposit	-	35,923		-		35,923
Prepaid expenses	-	884		-		884
Total current assets	-	190,745		-		190,745

TOTAL ASSETS	$-	$218,559		$-		$218,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payables and accrued liabilities	$17,754	$5,583		$-		$23,337
Amount due to directors	-	257,924		-		257,924
Total liabilities	17,754	263,507		-		281,261

COMMITMENTS AND CONTINGENCIES (Note 4)

Stockholders' Deficit
Common stock	2,587	1		(1	)(a)	2,587

Additional paid-in capital	977,413	-		1	(a)	977,414

Accumulated deficit during development stage	382,850	(44,949)		-		337,901
Accumulated deficit	(1,380,604)	-		-		(1,380,604)
Total liabilities and stockholders' equity	$-	$218,559	$			$218,559

 TECHNOVATIVE GROUP, INC.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015

	TEHG	TGL	Adjustments	Pro Forma

General and administrative expenses	$-	$(42,144)		$(42,144)

NET LOSS	$-	$(42,144)		$(42,144)

Per share information – basic and fully diluted
Weighted average shares outstanding				2,587,479
Net loss per share, basic				(0.02)

TECHNOVATIVE GROUP, INC.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2015

	TEHG	TGL	Adjustments	Pro Forma

Net loss	$-	$(42,144)	-	$(42,144)

Other comprehensive loss
Foreign currency translation adjustments	-	(6)	-	(6)

Comprehensive loss	$-	$(42,150)	-	$(42,150)

TECHNOVATIVE GROUP, INC.

NOTES TO CONDENSED COMBINED PRO FORMA FINANCIAL STATEMENTS

Note 1. Description of the Transaction

On April 24, 2015, TEHG, TGL and the TGL Stockholder entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company issued to the TGL Stockholder an aggregate of 100,000 shares of its Series A Preferred Stock, in exchange for 100% of the TGL equity interest held by the TGL Stockholder. The 100,000 shares of Series A Preferred Stock will automatically convert into 51,500,000 shares Common Stock upon the effectiveness of a 1-for-10 reverse stock split to be conducted by TEHG after the Share Exchange Transaction. As a result of the Share Exchange Transaction, TGL became our direct wholly-owned subsidiary and TAL became our indirect subsidiary.

On May 11, 2015, the Company effectuated a 1-for-10 reverse stock split, resulting 10 shares of the Company’s Common Stock becoming 1 share of the Company’s Common Stock, without changing the par value of the Common Stock. Pursuant to the Articles of Amendment filed on April 17, 2015, 100,000 shares of Series A Preferred Stock automatically held by the TGL Stockholder converted to 51,500,000 shares of Common Stock of the Company. Thus, the shares of our Common Stock held by the TGL Stockholder constituted approximately 99.5% of our issued and outstanding Common Stock.

The Share Exchange Transaction was accounted for as a “reverse acquisition,” because the TGL Stockholder will own a majority of the outstanding shares of TEHG’s common stock following the completion of the Share Exchange Transaction.  TGL is deemed to be the accounting acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the transaction will be those of TEHG and its subsidiaries, and will be recorded at TEHG’s historical cost basis. After completion of the Share Exchange Transaction, TEHG’s combined financial statements will include the assets and liabilities of TGL and TEHG and its subsidiaries, the historical operations of TEHG and its subsidiaries, and the operations of TGL and its subsidiaries as if the Share Exchange Transaction had occurred on the balance sheet date and at the commencement of the period presented.

Note 2.  Presentation

The proforma condensed combined financial statements gives effect to the Share Exchange Transaction as if occurred at the beginning of the periods presented.

Note 3.  Adjustments

The following unaudited proforma adjustments are included in the proforma condensed combined financial statements for the year ended March 31, 2015 to reflect the acquisition of TGL common stock:

(a)	elimination of subsidiary capital.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The “Company,” “we,” “us,” or “our,” are references to the business of Technovative Group, Inc., a Wyoming corporation (“TEHG”).

Plan of Operations

From July 1, 2013, the Company terminated its operations in the deployment of residential, commercial and governmental alternative energy systems and pursued more traditional energy sector opportunities. On November 14, 2014, the Company terminated its oil and gas business by entering into a Debt Settlement Agreement and Mutual Release (“Debt Settlement Agreement”) with Tenton Global LLC. Thus, it ceased its operation and became a shell company.

As of March 31, 2015, the Company planned to enter into a share exchange agreement with TGL, a Samoa company. TGL is in the business of a website creation and is an e-commerce enablement provider for the online presence needs of small to mid-size business retailers. TGL seeks to assist small to mid-size business retailers to easily launch a fully operational website with an online store without employing a team of IT staffs or website designers. The Company intends to start the website creation business from the second quarter of 2015.

Results of Operations

For the three months ended March 31, 2015 compared with the three months ended March 31, 2014

Gross Revenues

The Company received revenues of nil and nil, respectively, in the three months ended March 31, 2015 and in the three months ended March 31, 2014.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and three months ended March 31, 2014 were nil and $39,927, respectively. The expenses consisted of professional fees, payroll and benefits and other general expenses.

From July 1, 2013, the Company terminated its operations in the deployment of residential, commercial and governmental alternative energy systems and pursued more traditional energy sector opportunities by engaging in the oil and gas business until entering into the Debt Settlement Agreement with Tenton Global LLC on November 14, 2014. Since November 2014, the Company has ceased its operation and became a shell company. Thus, during the three months ended March 31, 2015, the Company did not have any operating expense or revenues.

Net Loss

Net loss for the three months ended March 31, 2015 and three months ended March 31, 2014, were nil and ($68,334), respectively. Basic and diluted net loss per share amounted ($0.00) and ($0.003) respectively for the three months ended March 31, 2015 and three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015 we had working capital deficit of ($17,754) consisting of cash on hand of nil as compared to working capital deficit of ($17,754) and cash on hand of nil as of December 31, 2014.

Net cash provided by (used in) operating activities for the three months ended March 31, 2015 was nil as compared to net cash used in operating activities of ($36,222) for the three months ended March 31, 2014. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by financing activities for the three months ended March 31, 2015 was nil as compared to $125,000 for the three months ended March 31, 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarter report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 5, 2015, the Company filed an Articles of Amendment (the “Articles of Amendment”) with the Secretary of State of State of Wyoming to effectuate a 1-for-10 reverse stock split, resulting 10 shares of the Company’s Common Stock becoming 1 share of the Company’s Common Stock, without changing the par value of the Common Stock (the “Reverse Split”). On May 11, 2015, the Financial Industry Regulatory Authority approved and declared the Reverse Split to be effective. As a result of the Reverse Split, our trading symbol became “TEHGD” for 20 business days after the effectiveness of the Reverse Split and will be resumed to “TEHG” thereafter. Our new CUSIP number is 87874X 206. A copy of the Articles of Amendment is filed herewith as Exhibit 3.1.

As a result of the Reverse Split, the total outstanding shares of Common Stock was decreased from 2,587,479 to 258,749. Also on May 11, 2015, pursuant to the Articles of Amendment filed with the Secretary of State of State of Wyoming on April 17, 2015, 100,000 shares of Series A Preferred Stock held by the TGL Stockholder automatically converted into 51,500,000 shares of Common Stock of the Company (“Conversion”). As a result of the Reverse Split and Conversion, the total outstanding shares of Common Stock of the Company became 51,758,749. Thus, the shares of our Common Stock held by the TGL Stockholder constituted approximately 99.5% of our issued and outstanding Common Stock.

ITEM 6.  EXHIBITS.

3.1	Articles of Amendment of the Articles of Incorporation of the Company.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technovative Group, Inc.

Date: May 20, 2015	BY:	/s/ Lee Chan Yue
Name: Lee Chan Yue
Title: Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

