Form 10-Q
period 2015-06-30
Technovative Group, Inc.
filed 2015-08-20
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 20, 2015, the registrant had 53,735,581 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED BALANCE SHEET

JUNE 30, 2015 and DECEMBER 31, 2014

	June 30, 2015		December 31, 2014
ASSETS
Non-current asset
Property, Plant and Equipment, net	$40,563		$-
Intangible asset	1,193		-
	41,756		-

Current assets:
Cash and cash equivalents	$1,322,116		$1,071
Prepaid expenses	884		-
Deposit	107,370		-
Total current assets	1,430,370		1,071

Total assets	$1,472,126		$1,071
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$22,487		$17,754
Amount due to director	257,931		-
Advances	3,869		3,869

Total liabilities	$284,287		$21,623
COMMITMENTS AND CONTINGENCIES (See Note 6)			-

STOCKHOLDERS’ DEFICIT

Common stock, ($0.001 par value), 200,000,000 shares authorized and 53,735,581 and 258,748* shared issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	53,736	*	259	*
Additional paid-in capital	2,611,206	*	979,742	*
Accumulated deficit during development stage	(96,499)		380,051
Accumulated deficit	(1,380,604)		(1,380,604)
Total stockholders' deficit	1,187,839		(20,552)
Total liabilities and stockholders' deficit	$1,472,126		$1,071

*The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

JUNE 30, 2015 and JUNE 30, 2014

					Development Stage
	Three Months Ended		Six Months Ended		from inception July 1, 2013 Through
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015

Revenues earned during development stage	$-	$-	$-	$-	$17,078

Operating Expenses:
Selling, general and administrative	434,424	192,932	476,573	228,859	868,629
Total operating expenses	434,424	192,932	476,573	228,859	868,629

LOSS FROM OPERATIONS	(434,424)	(192,932)	(476,573)	(228,859)	(851,551)

OTHER INCOME (EXPENSE)
Gain on debt cancellation	-	-	-		150,250
Gain on promissory note cancellation	-	-	-		704,516
Interest income	23	-	23		23
Interest expense	-	(19,039)	-	(44,486)	(52,697)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(434,401)	(211,971)	(476,550)	(273,345)	(49,459)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued subsidiary, Solar N Stuff	-	(2,890)	-)	(5,851)	(10,869)

NET LOSS	$(434,401)	$(214,861)	$(476,550)	$(279,196)	(60,328)

Net loss per share, basic and diluted from continuing operations	$(0.01)	$(0.84)	$(0.01)	$(1.11)
Net loss per share, basic and diluted from discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Weighted-average common shares outstanding, basic and diluted	51,148,102 *	251,430 *	53,735,581 *	248,654 *

* The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 30, 2015 and JUNE 30, 2014

			From Development
			Stage to
	Six Months	Six Months	the period
	Ended	Ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
Cash used in operating activities:
Net loss from continuing operations	$(476,550)	$(273,345)	$(49,459)
Net loss from discontinued operations	-	(5,851)	(10,869)
Change in net assets from discontinued operations	-	6,352	13,287

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Amount due to director	(27,931)	-	(27,931)
Advances	(3,869)	-	(3,869)
Accounts payable and accrued liabilities	5,514	3,769	20,123
Prepaid expenses	884	-	1,579
Deposit	107,370	-	107,370
Accrued Interest	-	44,486	(51,175)
Net cash used in operating activities	(394,582)	(224,589)	(944)

Cash flows from investing activities:
Purchase of furniture and equipment	40,563	-	40,563
Purchase of intangible asset	1,193	-	1,193
Purchase of oil and Gas Properties and equipment	-	(140,682)	-
Net cash provided by (used in) investment activities	41,756	(140,682)	41,756

Cash flows from financing activities:
Sale of common stock	-	750,000	-
Common stock	51,149	-	54,894
Additional paid in capital	1,633,793	-	2,480,048
Borrowings on notes payable from Infinite Funding, Inc.	-	-	(1,246,999)
Advances	-	150,000	-
Repayments of long term notes payable	-	(425,000)	-
Repayments of advances	-	(25,000)	-
Net cash provided by financing activities	1,684,942	450,000	1,287,943

Net increase (decrease) in cash and cash equivalents	1,332,116	84,729	1,328,755
Cash and cash equivalents - beginning	-	11,569	3,361
Cash and cash equivalents - end	$1,332,116	$96,298	$1,332,116
Supplemental schedule of cash flow information:
Interest paid	$-	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TECHNOVATIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

On April 24, 2015, TEHG, Technovative Group Limited (“TGL”) and the sole stockholder of TGL who owns 100% of the equity interests of TGL (the “TGL Stockholder”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the TGL Stockholder an aggregate of 100,000 shares of its Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), in exchange for 100% of the TGL equity interest held by the TGL Stockholder. The 100,000 shares of Series A Preferred Stock will automatically convert into 51,500,000 shares of common stock, par value $.001 per share (“Common Stock”) upon the effectiveness of a 1-for-10 reverse stock split to be conducted by TEHG after the Share Exchange Transaction. As a result of the Share Exchange Transaction, TGL became our direct wholly-owned subsidiary and TGL’s subsidiary, Technovative Asia Limited (“TAL”) became our indirect subsidiary.

TGL is a Samoa company incorporated on October 14, 2014. TAL is a Hong Kong company incorporated on November 21, 2014.

On May 11, 2015, the Company effectuated a 1-for-10 reverse stock split, resulting in 10 shares of the Company’s Common Stock becoming 1 share of the Company’s Common Stock, without changing the par value of the Common Stock (“Reverse Split”). As a result of the Reverse Split, the total outstanding shares of Common Stock decreased from 2,587,479 to 258,749 as of the date of the Reverse Split. Pursuant to the Articles of Amendment filed on April 17, 2015, 100,000 shares of Series A Preferred Stock held by the TGL Stockholder automatically converted into 51,500,000 shares of Common Stock of the Company (“Conversion”). As a result of the Reverse Split and Conversion, the shares of our Common Stock held by the TGL Stockholder constituted approximately 99.5% of our issued and outstanding Common Stock as of the date of the Conversion.

Principles of Consolidation

The consolidated financial statements at June 30, 2015 includes the amount of TEHG and TGL, a direct wholly owned subsidiary of the Company and TAL, an indirect wholly-owned subsidiary of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable.  The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination.  The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss (“NOL”) carryovers, to zero as of June 30, 2015. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.  As a result of the acquisition of Solar n Stuff, the use of the NOL is limited under Section 382 of the IRS Rules and Regulations.

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

NOTE 2 – GOING CONCERN

At June 30, 2015, we had accumulated net losses of $1,380,604, accumulated net loss of $(96,499) during the development stage and working capital deficit. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue during 2015 and reduction of costs, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies arise during the normal course of business. As of June 30, 2015, the Company was not aware of any material commitments and contingencies which would have an adverse impact on the financial statements.

NOTE 4 – COMMON STOCK

On June 25, 2015, the Company issued 1,976,474 shares of common stock, par value $.001 per share (“Common Stock”) of the Company to 13 investors (“Investors”) at the purchase price of $.85 per share for total proceeds of $1,680,000. The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Regulation S promulgated under the Securities Act of 1933, as amended.

As of the date of this quarterly report, there were 53,735,581 shares of Common Stock and no shares of preferred stock issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the six months ended June 30, 2015.

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

The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Technovative Group, Inc., a Wyoming corporation (“TEHG”), (ii) Technovative Group Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of TEHG (“TGL”), and (iii) Technovative Asia Limited, a company incorporated under the laws of Hong Kong and a wholly-owned subsidiary of TGL (“TAL”).

Overview

The Company is a website creation and e-commerce enablement provider for the online presence needs of small to mid-size business retailers. Our Company is currently in the development stage. Our mission is to assist small to mid-size businesses to easily launch fully operational websites with e-commerce features without employing a team of Information Technology (“IT”) staff or website designers. We strive to provide both the technology and support that our clients need.

We have developed a platform branded as “SpeedG,” which was launched in January of 2015. Our website can be viewed at http://www.speedg.com. We believe that the SpeedG platform is a combination of easy to use products that provide solutions for our clients to establish and maintain their online presence as well as allows our clients to promote and market their businesses effectively. In addition to creating and publishing a website utilizing the SpeedG platform, the SpeedG platform also includes a dashboard feature (the “SpeedG Dashboard”) which our clients can utilize to manage their websites and e-commerce stores, as well as keep track of user data, such as daily views and recurring views. We have also designed a mobile application (“app”) builder for our clients to create their own mobile apps. We plan to launch a mobile app store where our clients will be able to place their apps for their customers to download. We believe that we can assist our clients to establish their digital identities which enable their businesses to survive and thrive. In addition to website creation services, we also plan to provide marketing and promotional services to help the businesses of less tech-savvy retailers grow and enhance the visibility of their products.

As of June 30, 2015 and December 31, 2014, our total accumulated deficits, including accumulated deficit during development stage, were $1,477,103 and $1,000,553, respectively. Our stockholders’ equity/deficiency was $1,187,839 and ($20,552), respectively. We have so far generated no revenue for the six months ended June 30, 2015.

Results of Operations

For the three months ended June 30, 2015 compared with the three months ended June 30, 2014

Gross Revenues

The Company received sales revenues of nil in the three months ended June 30, 2015 compared to nil being generated in the three months ended June 30, 2014.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and June 30, 2014 were $434,424 and $192,932, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits, and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the three months ended June 30, 2015 and June 30, 2014, were ($434,401) and ($211,971), respectively. Basic and diluted net income (loss) per share amounted ($0.01) and ($0.09) respectively for the three months ended June 30, 2015 and June 30, 2014 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $222,430 increase in net loss for the three months ended June 30, 2015 comparing with three months ended June 30, 2014 was due to an increase in general and administrative expenses with continuous financial resources input.

For the six months ended June 30, 2015 compared with the six months ended June 30, 2014

Gross Revenues

The Company received sales revenues of nil in the six months ended June 30, 2015 compared to nil being generated in the six months ended June 30, 2014.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 and June 30, 2014 were $476,573 and $228,859, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the six months ended June 30, 2015 and June 30, 2014, were ($476,550) and ($273,345), respectively. Basic and diluted net loss per share amounted to ($0.01) and ($1.11) respectively for the six months ended June 30, 2015 and June 30, 2014 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $203,205 increase in net loss for the six months ended June 30, 2015 and June 30, 2014 was due to an increase in general and administrative expenses with continuous financial resources in-put.

Liquidity and Capital Resources

At June 30, 2015 we had a working capital surplus of $1,146,083 consisting of cash on hand of $1,322,116 as compared to a working capital deficit of ($20,552) and cash on hand of $1,071 as of December 31, 2014.

Net cash provided by (used in) operating activities for the six months ended June 30, 2015 was ($394,582) as compared to net cash used in operating activities of ($224,589) for the six months ended June 30, 2014. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the six months ended June 30, 2015 was $41,756 as compared to $(140,682) for the six months ended June 30, 2014. The different was derived from investing activities on fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2015 was $1,684,942 derived from issuance of common stock as compared to $450,000 for the six months ended June 30, 2014 derived from issuance of common stock and repayment of loans.

We will likely require additional capital to continue our business operations, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 21, 2015, the Company entered into subscription agreements (“Subscription Agreements”) with 13 investors (the “Investors”)(the “Transaction”). The Transaction was closed on June 25, 2015. Pursuant to the Subscription Agreements, on June 25, 2015, the Company issued 1,976,474 shares of Common Stock of the Company to the Investors at the purchase price of $.85 per share for total proceeds of $1,680,000.

The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 21, 2015, the Company entered into Subscription Agreements with the Investors. The Transaction was closed on June 25, 2015. Pursuant to the Subscription Agreements, on June 25, 2015, the Company issued 1,976,474 shares of Common Stock of the Company to the Investors at the purchase price of $.85 per share for total proceeds of $1,680,000. No disclosure of the foregoing was made in a current report on Form 8-K at the time of the foregoing event.

The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS.

10.1	Form of Subscription Agreement dated April 21, 2015

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technovative Group, Inc.

Date: August 20, 2015	By:	/s/ Lee Chan Yue
	Name:	Lee Chan Yue
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

