Form 10-Q
period 2015-09-30
Technovative Group, Inc.
filed 2015-11-16
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

As of November 16, 2015, the registrant had 54,723,820 shares of common stock, par value $.001 per share, issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2015 and DECEMBER 31, 2014

	September 30, 2015		December 31, 2014
ASSETS
Non-current asset
Property, Plant and Equipment, net	$40,295		$-
Intangible asset	1,193		-
	41,488		-

Current assets:
Cash and cash equivalents	$1,684,430		$1,071
Prepaid expenses	884		-
Deposit	96,989		-
Total current assets	1,782,303		1,071

Total assets	$1,823,791		$1,071
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$14,470		$17,754
Amount due to director	257,932		-
Advances	3,869		3,869

Total liabilities	$276,271		$21,623

COMMITMENTS AND CONTINGENCIES (See Note 3)	-		-

STOCKHOLDERS’ DEFICIT

Common stock, ($0.001 par value), 200,000,000 shares authorized and 54,723,820* and 258,748* shared issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	54,724	*	259	*
Additional paid-in capital	3,351,766	*	979,742	*
Accumulated deficit during development stage	(478,366)		380,051
Accumulated deficit	(1,380,604)		(1,380,604)
Total stockholders' equity / (deficit)	1,547,520		(20,552)
Total liabilities and stockholders' deficit	$1,823,791		$1,071

*The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

SEPTEMBER 30, 2015 and SEPTEMBER 30, 2014

					Development Stage
	Three Months Ended		Nine Months Ended		from inception July 1, 2013 Through
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015

Revenues earned during development stage	-	17,078	-	17,078	17,078
Lease operating expense	-	(5,900)	-	(6,975)	-
Depletion, depreciation, and amortization	-	(1,958)	-	(1,958)	-
Selling, general and administrative	(395,250)	(62,593)	(871,457)	(290,377)	(1,263,513)
Total operating expenses	(395,250)	(70,451)	(871,457)	(299,310)	(1,263,513)
					(1,246,435)
LOSS FROM OPERATIONS	(395,250)	(53,373)	(871,457)	(282,232)

OTHER INCOME (EXPENSE)
Gain on debt cancellation	-	-	-	-	150,250
Gain on promissory note cancellation	-	-	-	-	704,516
Exchange gain	13,364	-	12,998	-	12,998
Interest income	19	-	42	-	42
Interest expense	-	(17,088)	-	(61,574)	(52,697)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(381,867)	(70,461)	(858,417)	(343,806)	(431,326)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued subsidiary, Solar N Stuff	-	(26,835)	-	(32,685)	(10,869)

NET LOSS	$(381,867)	(97,296)	(858,417)	(376,491)	(442,195)

Net loss per share, basic and diluted from continuing operations	$(0.01)	(0.28)	(0.03)	(1.38)
Net loss per share, basic and diluted from discontinued operations	(0.00)	(0.11)	(0.00)	(0.13)
Weighted-average common shares outstanding, basic and diluted	54,047,091 *	255,078 *	31,256,738 *	250,039 *

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

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 30, 2015 and SEPTEMBER 30, 2014

			From Development
			Stage to
	Nine Months	Nine Months	the period
	Ended	Ended	ended
	September 30, 2015	September 30, 2014	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
Cash used in operating activities:
Net loss from continuing operations	$(858,417)	(376,491)	(431,326)
Net loss from discontinued operations	-	-	(10,869)
Change in net assets from discontinued operations	-	-	13,287

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	-	1,958	1,958
Depreciation of Solar N Stuff	-	6,658	6,658
Write off of net assets used in discontinued operations	-	26,027	26,027
Changes in operating assets and liabilities
Amount due to director	257,932		257,932
Accounts payable and accrued liabilities	(3,284)	1,141	11,325
Prepaid expenses	(884)	-	(189)
Deposit	(96,989)	-	(96,989)
Accrued Interest	-	61,574	(56,746)
Net assets from discontinued operations	-	502	-
Net cash used in operating activities	(701,642)	(278,631)	(278,932)

Cash flows from investing activities:
Purchase from property, plant and equipment	(40,295)	-	(40,295)
Purchase of intangible asset	(1,193)	-	(1,193)
Purchase of oil, gas properties and equipment	-	(140,682)	-
Net cash provided by (used in) investment activities	(41,488)	(140,682)	(41,488)

Cash flows from financing activities:
Sale of common stock	-	850,000	-
Common stock	54,465	-	54,465
Additional paid in capital	2,372,024	-	2,372,024
Advances	-	150,000	150,000
Repayments of long term notes payable	-	(525,000)	(525,000)
Repayments of advances	-	(50,000)	(50,000)
Net cash provided by financing activities	2,426,489	425,000	2,001,489

Net increase (decrease) in cash and cash equivalents	1,683,359	5,687	1,681,069
Cash and cash equivalents - beginning	1,071	11,569	3,361
Cash and cash equivalents - end	$1,684,430	$17,256	$1,684,430
Supplemental schedule of cash flow information:
Interest paid	$-	$-	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

TECHNOVATIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Technovative Group, Inc. (the “Company,” or “TEHG,” formerly Horizon Energy Corp.) was incorporated in the state of Wyoming on August 12, 2010 under the name “Glacier Point Corp.” On December 6, 2010, the Company filed an amendment with the State of Wyoming to change the name from “Glacier Point Corp.” to “Solar America Corp.” On September 4, 2013, the Company filed an amendment with the State of Wyoming to change the name from “Solar America Corp.” to “Horizon Energy Corp.”

Effective on February 26, 2015, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “Horizon Energy Corp.” to “Technovative Group, Inc.” and (ii) implement a 1-for-20 reverse stock split of its issued and outstanding common stock, par value $.001 per share.

On April 24, 2015, TEHG, Technovative Group Limited (“TGL”) and the sole stockholder of TGL who owns 100% of the equity interests of TGL (the “TGL Stockholder”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the TGL Stockholder an aggregate of 100,000 shares of its Series A Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), in exchange for 100% of the TGL equity interest held by the TGL Stockholder. Pursuant to the Share Exchange Agreement, the 100,000 shares of Series A Preferred Stock will automatically convert into 51,500,000 shares of common stock, par value $.001 per share (“Common Stock”) upon the effectiveness of a 1-for-10 reverse stock split to be conducted by TEHG after the Share Exchange Transaction. As a result of the Share Exchange Transaction, TGL became our direct wholly-owned subsidiary and TGL’s subsidiary, Technovative Asia Limited (“TAL”) became our indirect subsidiary.

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

Principles of Consolidation

The consolidated financial statements at September 30, 2015 include the amount of TEHG and TGL, a direct wholly owned subsidiary of the Company and TAL, an indirect wholly-owned subsidiary of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable.  The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination.  The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss (“NOL”) carryovers, to zero as of September 30, 2015. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period.  As a result of the acquisition of Solar n Stuff, the use of the NOL is limited under Section 382 of the IRS Rules and Regulations.

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

NOTE 2 – GOING CONCERN

At September 30, 2015, we had accumulated net losses of $(1,380,604), accumulated net loss of $(478,366) during the development stage and working capital deficit. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue during 2015 and reduction of costs, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Commitments and contingencies arise during the normal course of business. As of September 30, 2015, the Company was not aware of any material commitments and contingencies which would have an adverse impact on the financial statements.

NOTE 4 – COMMON STOCK

On September 2, 2015, the Company issued 988,239 shares of common stock, par value $.001 per share (“Common Stock”) of the Company to 8 investors (“Investors”) at the purchase price of $.75 per share for total proceeds of $741,548. The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Regulation S promulgated under the Securities Act of 1933, as amended.

As of the date of this quarterly report, there were 54,723,820 shares of Common Stock and no shares of preferred stock issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the nine months ended September 30, 2015.

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

As of September 30, 2015 and December 31, 2014, our total accumulated deficits, including accumulated deficit during development stage, were $2,859,523 and $1,000,553, respectively. Our stockholders’ equity/deficiency was $1,547,520 and $(20,552), respectively.

Results of Operations

For the three months ended September 30, 2015 compared with the three months ended September 30, 2014

Gross Revenues

The Company received sales revenues of nil in the three months ended September 30, 2015 compared to $17,078 being generated in the three months ended September 30, 2014.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 and September 30, 2014 were $395,250 and $70,451, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits, and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the three months ended September 30, 2015 and September 30, 2014, were $(381,867) and $(97,296), respectively. Basic and diluted net (loss) per share from continuing operations amounted $(0.00) and $(0.00) respectively for the three months ended September 30, 2015 and September 30, 2014 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $284,571 increase in net loss for the three months ended September 30, 2015 comparing with three months ended September 30, 2014 was due to an increase in general and administrative expenses with continuous financial resources input.

For the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Gross Revenues

The Company received sales revenues of nil in the nine months ended September 30, 2015 compared to $17,078 being generated in the nine months ended September 30, 2014.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 and September 30, 2014 were $871,457 and $299,310, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the nine months ended September 30, 2015 and September 30, 2014, were $(858,417) and $(376,491), respectively. Basic and diluted net loss per share from continuing operations amounted to $(0.01) and $(0.03) respectively for the nine months ended September 30, 2015 and September 30, 2014 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $481,926 increase in net loss for the nine months ended September 30, 2015 and September 30, 2014 was due to an increase in general and administrative expenses with continuous financial resources in-put.

Liquidity and Capital Resources

At September 30, 2015 we had a working capital surplus of $1,547,520 consisting of cash on hand of $1,547,520 as compared to a working capital deficit of $(20,552) and cash on hand of $1,071 as of December 31, 2014.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2015 was $(701,642) as compared to net cash used in operating activities of $(278,631) for the nine months ended September 30, 2014. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2015 was $(41,488) as compared to $(140,682) for the nine months ended September 30, 2014. The different was derived from investing activities on fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $2,426,489 derived from additional paid in capital and issuance of common stock as compared to $425,000 for the nine months ended September 30, 2014 derived from issuance of common stock and repayment of loans.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

As of September 30, 2015, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were not effective. The Company does not have any documented disclosure control and procedures and its management lacks sufficient familiarity with SEC reporting rules. As a result, the Company failed to file a Current Report on Form 8-K to report a private placement of 988,239 shares of Common Stock on September 2, 2015 as set forth in Item 5 of “Part II Other Information” below. Management intends to work with outside counsel to adopt formal written disclosure controls and procedures and educate the Company’s officers and directors as to the Company’s responsibilities.

As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2015.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 2, 2015, the Company issued 988,239 shares of common stock, par value $.001 per share (“Common Stock”) of the Company to 8 investors (“Investors”) at the purchase price of $.75 per share for total proceeds of $741,548. The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On September 2, 2015, the Company issued 988,239 shares of common stock, par value $.001 per share (“Common Stock”) of the Company to 8 investors (“Investors”) at the purchase price of $.75 per share for total proceeds of $741,548. The issuance of the Company’s securities described herein was effectuated pursuant to the exemption provided under Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS.

10.1	Form of Subscription Agreement dated September 2, 2015

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technovative Group, Inc.

Date: November 16, 2015	By:	/s/ Lee Chan Yue
	Name:	Lee Chan Yue
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

