Form 10-K
period 2015-12-31
Technovative Group, Inc.
filed 2017-10-12
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER 333-175148

TECHNOVATIVE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-3825959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 701, 7/F, Tower 2, Silvercord,

30 Canton Rd., Tsim Sha Tsui, KLN, Hong Kong

(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: +852 2162 7529

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately US$5,719,675 as of June 30, 2015, computed on the basis of the closing price on such date.

As of March 29, 2016, there were 53,735,581 shares of the registrant’s Common Stock outstanding.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

Technovative Group, Inc. (“Technovative Group”) has filed this annual report on Form 10-K which was due on or about March 31, 2016 and is, therefore, delinquent. Technovative Group is filing all past due periodic reports so as to become current in all its periodic filings. Technovative Group ceased filing periodic reports after filing its Form 10-Q on November 16, 2016 for the period ended September 30, 2016. The information regarding its state of incorporation, address and telephone number on the cover page of this Form 10-K reflects the information as of the date of filing this delinquent Form 10-K.

PART I

ITEM 1. BUSINESS

Technovative Group, Inc. (the “Company” or “TEHG”) was incorporated in the state of Wyoming on August 12, 2010 under the name “Glacier Point Corp.” On December 6, 2010, the Company filed an amendment with the State of Wyoming to change the name from “Glacier Point Corp.” to “Solar America Corp.” On June 4, 2013, the Company filed an amendment with the State of Wyoming to change the name from “Solar America Corp.” to “Horizon Energy Corp.” On February 26, 2015, the Company changed its name from “Horizon Energy Corp.” to “Technovative Group, Inc.”

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

On April 25, 2014, the Company and Ponta E&P, LLP, a Texas Limited Liability Partnership (“Ponta”) entered into a Letter Agreement (the “Ponta Agreement”), whereby the Company acquired a 25% working interest in Ponta’s Holmes Oil Unit #1 in return for a capital infusion of $115,000 (the “Holmes Investment”). Additionally, pursuant to the terms of the Ponta Agreement, the Company received an additional 25% working interest until such time as the Holmes Investment has been fully repaid. On November 14, 2014, the Company entered into a Debt Settlement Agreement and Mutual Release (“Debt Settlement Agreement”) with Tenton Global LLC (“Tenton”), pursuant to which Tenton agreed to settle and cancel the unpaid amount of the promissory note owed to Tenton by the Company in the aggregate amount of $906,772, in consideration of assignment by the Company of its rights and interests in a the Ponta Agreement. As a result of the Debt Settlement Agreement, the Company has no interests and rights in Holmes Investments.

Until November 14, 2014, the Company has issued an aggregate of 3,745,911 shares of common stock to Tuverga Finance Ltd., a corporation formed pursuant to the statutes of Republic of Cyprus (“Tuverga”) pursuant to an Equity Investment Agreement (“Equity Investment Agreement”) entered on April 15, 2014. Under the Equity Investment Agreement, the Company agreed to issue to Tuverga a number of shares of Common Stock of the Company for up to $2,500,000 (the “Commitment Amount”) upon providing advance notice to the Company. On November 14, 2014, the Company and Tuverga entered into a termination agreement (“Termination Agreement”) whereby the Company and Tuverga terminated the Equity Investment Agreement and thus Tuverga has no right to purchase and the Company has no obligation to sell shares of Common Stock to Tuverga under the Equity Investment Agreement thereafter.

On November 14, 2014, Salty Pepper Corp. (“SPC”) and Celestial Melody Limited (“CML”), a corporation formed under the laws of Samoa, entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”), pursuant to which SPC sold to CML 30,000,000 shares of Common Stock of the Company for an aggregate of $200,000. On the same day, Tuverga and Jing Zhang, a citizen of the People’s Republic of China, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which Tuverga sold to Ms. Zhang 3,745,911 shares of Common Stock in consideration of $75,000. As a result of the closing of the two aforementioned transactions, CML and Ms. Jing Zhang own approximately 65.2% of the total outstanding shares of the Company’s Common Stock as of the date of this Annual Report. After the Reverse Split takes effect, CML and Ms. Jing Zhang will own approximately 0.33% of the total outstanding shares of the Company’s Common stock and the rest of our holders of Common Stock will own approximately 0.17%.

On February 26, 2015, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “Horizon Energy, Corp.” to “Technovative Group, Inc.”, and (ii) implement a 1-for-20 reverse stock split of its issued and outstanding Common Stock.

As a result of the Share Exchange Transaction, the Company ceased to be a shell and started engaging in its business of assisting small businesses with website creation and providing management solutions and e-commerce stores in Hong Kong to interested retailers.

History of TGL

On October 14, 2014, TGL was incorporated in Samoa, a jurisdiction which permits the filing of documents and maintenance of accounts by electronic means. TGL is a holding company. TGL’s wholly-owned and operating subsidiary is TAL, a company incorporated in Hong Kong on November 21, 2014. TAL is dedicated to producing and marketing the platform called “SpeedG Platform.”

The following diagram sets forth the structure of the Company as of the date of this Annual Report:

OUR BUSINESS

Overview

We are a website creation and e-commerce enablement provider for the online presence needs of small to mid-size business retailers. Our Company is currently in the development stage. Our mission is to assist small to mid-size businesses to easily launch fully operational websites with e-commerce features without employing a team of Information Technology (“IT”) staffs or website designers. We strive to provide both the technology and support that our clients need.

We have developed a platform branded as “SpeedG,” which was launched in January of 2015. Our website can be viewed at http://www.speedg.com. We believe that the SpeedG Platform is a combination of easy to use products that provide solutions for our clients to establish and maintain their online presence as well as allows our clients to promote and market their businesses effectively. In addition to creating and publishing a website utilizing the SpeedG Platform, the SpeedG Platform also includes a dashboard feature (the “SpeedG Dashboard”) which our clients can utilize to manage their websites and e-commerce stores, as well as keep track of user data, such as daily views and recurring views. We have also designed a mobile application (“app”) builder for our clients to create their own mobile apps. We plan to launch a mobile app store where our clients will be able to place their apps for their customers to download. We believe we can assist our clients to establish their digital identities which enable their businesses to survive and thrive. In addition to website creation services, we also plan to provide marketing and promotional services to help the businesses of less tech-savvy retailers grow and enhance the visibility of their products.

We principally operate in Hong Kong. We plan to expand our business to Mainland China by the end of 2016 if sufficient capital is available to us from operations or through raising capital.

Our Products

We believe we have designed and developed a set of easy to use products in the SpeedG Platform that can enable our clients to launch an operational website, conduct online commerce activities, connect with their customers and manage their business operations. Currently, the SpeedG Platform is comprised of four utilities: (a) Website hosting; (b) SpeedG Creator; (c) SpeedG Timeline; and (d) SpeedChat.

Website Hosting

Our website hosting service provides our clients with access to rent or buy space on our server, which can house multiple websites. Our clients can choose to lease or buy the space from the server depending on their needs and available resources. We operate the website hosting feature in our data center in Hong Kong and we monitor, maintain, and secure the server for our clients so that they get the benefit of not actually running the server themselves.

In addition, we can also assist our clients to register their domain name through a third-party provider and offer Internet connectivity to the domain name they apply for.

SpeedG Creator

The SpeedG Creator allows our clients to build their own website and create their own mobile app regardless of their technical skill level or knowledge. The SpeedG Creator provides website templates for our clients to choose from to allow them to build their websites on a do it yourself basis. A client can choose from the templates and customize their websites by adding photos, text, and charts. In the SpeedG Creator, clients can also decide the specific features to be included by simply dragging and dropping the pre-designed modules to their website templates. The webpages created through the SpeedG Creator can be viewed on any screen size and on any device in standard screen resolution.

Through the mobile app builder feature on the SpeedG Creator, clients can also easily set up their own mobile apps. Similar to designing a website, the SpeedG Creator allows clients to upload images and edit text on their mobile apps and manage and operate their apps from both their mobile and desktop devices. The mobile apps created through the SpeedG Creator will be compatible with most Android and iOS operating systems.

We currently provide two templates for clients to choose from depending on their desired specifications. Clients can select either the personal or business template for their website and mobile app designs. We also provide e-commerce features for clients who wish to build an e-commerce store online. Our clients can upload their product information to their e-commerce store, and their customers will be able to purchase the products by simply clicking the “Buy” button. Selected products will be saved into their virtual shopping cart where customers will be able to complete their purchase by using a secured payment method. We are currently partnered with PayPal which allows our clients’ customers to complete their transactions through PayPal’s secured payment gateway. By adding the e-commerce features, we believe the SpeedG Creator will enable our clients to set up a fully operational e-commerce store.

We are also planning to develop more templates to cater to various needs of clients from different industry sectors.

SpeedG Dashbaord

The SpeedG Dashboard is a place where our clients can manage and operate their websites as well as keep track of important customer data. Clients can use the SpeedG Dashboard to edit their website content, as well as access customer statistics like the number of views their website gets, the location of website visitors, and the length of time a visitor spends viewing a particular product offered on the clients’ website. Clients can also use the SpeedG Dashboard to track their sales figures for all products they sell. With the assistance of the SpeedG Dashboard, our clients can tailor their marketing and business development strategies based on the customer data they can obtain.

SpeedG Timeline

The SpeedG Timeline is a communication tool that our clients and their customers can use to post messages and share information. Our retailer clients can use their SpeedG account to access the SpeedG Timeline, which is an official timeline with no restrictions on who can view and comment on it. In addition, individual users can also establish their own SpeedG Timeline by creating their SpeedG accounts. Individual users can send requests to add their contacts as “Friends.” Once the contacts become “Friends,” they are able to view their contacts’ timeline and comment on their friends’ posts. Both the retailer and individual users of the SpeedG Timeline can display events and activities they choose to share on the SpeedG Timeline in an organized chronological order. Users choose the information to share on their SpeedG Timeline, such as their photos, activities, interests, and contact information. In addition, there is a “Like” function on the SpeedG Timeline where individual users can “Like” the official account of the retailers, which can enhance product visibility for our clients.

SpeedChat

The SpeedChat is an instant messenger tool that supports both text and voice messaging. The SpeedChat has a group chat feature which allows group communication and sharing. Our clients can send messages to their customers who “Like” their SpeedG Timelines. With the assistance of the SpeedChat, our clients can interact with their customers in order to provide better customer service, answer customer inquiries, obtain feedback and provide trouble shooting services. The SpeedChat also allows our clients to send their customers the latest product information as well as upcoming discount offers.

The SpeedChat is available on our webpage and can also be used through the SpeedG App which can be downloaded on both iOS and Android smartphone devices.

SpeedG Packages

We offer a Basic Package and an E-commerce Package. The monthly subscription fees for the different packages can range from $12 to $60 depending on the different features to which our clients elect to subscribe.

The Basic Package includes the website hosting service, use of the SpeedG Creator for both personal or business templates, as well as access to the SpeedG Dashboard and the SpeedG Timeline. Under the Basic Package, retailers are able to build elegant websites irrespective of their technical skills.

For retailers who desire to have an e-commerce store, we offer the E-commerce Package, which includes not only all the utilities offered in Basic Package, but also the e-commerce features, including the purchase function, the virtual shopping cart, and the secured payment gateway.

Retailers currently enjoy a 30-day free trial of the Basic Package and the E-Commerce Package.

Plan of Operations

As a development-stage company, we continue to work to perfect the SpeedG Platform and are planning to develop a variety of products and services. In the upcoming months, we plan to develop and launch the followings:

E-mail Accounts

We plan to offer email accounts for our clients. We plan to design our e-mail accounts to be advertising-free and include security functionality designed to protect our clients from cyber-attacks and exposure to potential computer viruses.

Inventory tracking

We are developing our system to add a feature into the SpeedG Dashboard to keep track of inventory information for our e-commerce clients. This function will allow our clients to link their warehouse system to the SpeedG Platform in order to be able to track the flow of their products.

Mobile App Store

We plan to launch a Mobile App Store which will gather and display our clients’ mobile apps. Our client’s customers will be able to access to Mobile App Store to discover and download different types of apps from our clients.

Customer Service

We also plan to provide customer service to help our clients with product suggestions and technical questions. Our plan is to engage customer specialists to provide both online and phone customer support. Our customer service specialists will act as consultants to advise our clients of products that can best suit their needs and assist clients with any problems they encounter in using our products.

Consulting Services

In order to better serve our clients, we also plan to provide consulting and management services to clients who desire additional assistance, including consulting services to help our clients integrate third party platforms, for example, social media platforms. We expect to provide add-on services to integrate additional functions, such as accounting and billing functions, into our clients’ websites through the application programming interface (“API”) technology.

Our Value Proposition

Online commerce continues to grow and retailers are either seeking to, or are compelled by the market to move at least part of their businesses online. We believe our platform provides the tools for many types of retailers to build an online presence through e-commerce capable websites and allow them to better compete in the market. We believe our products will bring significant value to retailers in the following ways:

One Stop Solution

The SpeedG Platform is a one stop solution created to assist our clients with operating their business online. Through our platform, our clients are able to construct their own websites using the SpeedG Creator, market and promote their businesses through the SpeedG Timeline, and interact with their customers through the SpeedChat. With all of these features, we believe that the SpeedG Platform is an integrated product that provides intelligent, secure, and easy to use solutions to our clients.

Keeping Track of Business Data

We not only provide a platform to create a client’s online store, but also assist clients in managing their sales through the SpeedG Dashboard. Every client will have their own dashboard that displays their sales and transaction figures in both a daily and yearly basis. The statistics can also be converted into a PDF file in order to keep the records for analysis purposes.

Accessible in All Platforms

The SpeedG Platform allows users to create an online store that can be accessed from desktop, mobile devices, and tablets. Moreover, SpeedG is compatible with HTML 5, Android, iOS, and Windows operating systems that are commonly used by retailers.

Our Growth Strategy

In order for us to compete in the market, we have tailored our strategies for our Company’s growth, including:

Expanding our sales team and forming strategic partnerships: To compete against our competitors in Hong Kong, we will seek to expand our sales team and initiate more marketing campaigns. We also plan to focus on developing partnerships that are able to extend our client base and enable us to enter into new markets. We are working on a partner network to allow channel partners to resell our packages. These potential partners would be business associations or any association that has access to retailers and could resell our packages. We plan to partner with software providers and local communities to promote our platform as well.

Developing more templates and modules for the platform: In order to be more competitive in this market, we plan to conduct research and develop more modules to enhance our platform. Additionally, we plan to engage independent developers to develop customized features using our API.

Our existing templates are only designed to accommodate a limited amount of industries, such as food and beverage industry and other traditional retail shops. We expect to expand out platform to be able to serve a variety of industries; therefore, we plan to design more templates within the coming months, which we believe will enable us to provide more choices for our clients and stay ahead of our competitors.

Marketing Strategy

We currently offer a 30-day free trial period for anyone who registers on our website. We believe this will attract potential clients and increase our website’s traffic. We also plan to utilize various online and offline channels to build our brand awareness. The channels we will use include traditional media advertising, online campaigns, and social media campaigns. We also plan to participate in conferences, trade shows and industry events to establish our brand.

Another strategy we plan to use is to host training seminars and online webinars for retailers to discuss emerging e-commerce industry developments and the online business environment. We plan to host these events based on information we gather and our clients’ needs.

Customers

Our targeted clients are those who want to create a digital identity so their customers can find, engage and transact with them online. Our targeted clients will be comprised of all kinds of small to mid-sized retail merchants in different industries. We also plan to target shopping and outlet mall retailers. Although the needs of our clients vary depending on their industries, we expect to provide all of our clients with a reliable and affordable product to fit their varied needs.

Market Opportunities

A 2014 report conducted by the Hong Kong Trade Development Council showed that in 2012, e-commerce sales accounted for 3.7% of total business receipts of those companies who offered e-commerce based sales. In 2013, 26.4% of Hong Kong companies had their own websites, increasing 7.1% from 2008. According to Boston Consulting Group, the Internet is expected to contribute about HK$146 billion (approximately $18.8 billion) to Hong Kong’s economy and about 7% of GDP by 2015. Therefore, the e-commerce market has a lot of room for growth as more and more people realize the importance of doing business online. However, many retailers are not expanding in this direction due to their lack of IT knowledge and lack of a sufficient budget to finance the development of their own website. We aim to target these retailers by offering them an affordable and easy way to build their website, and thus provide them with access to the online world.

Competition

The market for companies that provide website creation is highly competitive. Our competitors include i) Shopify; ii) Bigcommerce and iii) Bigcartel among others. However, we believe that our strengths could put us in an advantageous position against our competitors. Unlike our competitors, we do not simply provide retailers with an opportunity to create an online shop; instead we also offer our clients a combination of products which provide the clients with promotional tools through the SpeedG Timeline and an interactive communication method with their customers through the SpeedChat. Our SpeedChat stands out from other instant messenger services because it provides retailers with the ability to form a VIP group of their designated customers to send out discount information or pre-selected product offerings. In addition, within the VIP group, retailers can also establish another smaller group to allow certain customers to share relatively confidential information with each other.

Additionally, we believe we have an advantage in terms of our location and the market we are targeting. The Hong Kong e-commerce market is still developing and our competitors such as Shopify, Bigcartel or Bigcommerce have a relatively small market share in Hong Kong. Therefore, we believe there is an opportunity for us to expand and penetrate into the Hong Kong market. More importantly, our system supports Chinese, which makes it easier for merchants in Hong Kong to start their online business with us.

We are also well acquainted with the Hong Kong culture and are familiar with doing business in Hong Kong; therefore, we can better tailor solutions for our clients in the Hong Kong market than our competitors who don’t have the same experience. We integrate localized features and design templates customized to fit the Hong Kong market. We believe that assisting retailers based in Hong Kong to easily launch and set up their on-line stores gives us an edge over our competitors.

Security

Our business faces potential security risks from hackers who wish to infiltrate the system. To mitigate these risks, we have employed various security strategies on the network topology, hardware and application system.

For network security, we have relied on Datacenter’s in-house security expert to assess our servers. Comprehensive firewall architecture and policies have been implemented to prevent unauthorized access to our servers.

In terms of application and system security, we implemented a network detection and prevention system to block malicious inbound traffic packages such as cross-site scripting exploits and phishing. Our system has been designed to apply proper authentication and authorization modules which will ensure that only authorized users will be able to perform their activities securely across multiple platforms.

For payment transactions, we are collaborating with Paypal in order to take advantage of its expertise in payment services. By partnering with Paypal, we are mitigating the risks involved in storing consumer payment details and the history of our e-commerce users.

For web security, we are using Secure Sockets Layer certificates from a well-known certificate authority. It offers high encryption strength of 2048-bit, SHA-2 Hashing Algorithm, 99.9% browser support and 24/7 customer support. Our users will be able to identify our certified website through the secure site seal and perform online transaction at our website safely.

Regulation

Hong Kong

The websites created through our platform are maintained through a server in Hong Kong. Therefore, our data usage policy and regular terms of service for retailers must comply with the applicable rules and regulations in Hong Kong. We will need to comply with the Hong Kong Personal Data (Privacy) Ordinance (Cap 486). Non-compliance with such rules in Hong Kong may result in fines of up to HKD500,000 (approximately $64,511). Officers and directors of our Company may also be personally liable for the Company’s violation of Hong Kong Personal Data (Privacy) Ordinance.

In the upcoming months, we intend to engage a third party company which specializes in compliance with the Hong Kong Personal Data (Privacy) Ordinance to review our privacy policy and data protection system to ensure that the Company complies with applicable Hong Kong laws.

Mainland China

In Mainland China, the regulations that we need to comply with are the Computer Information System Safety Protection Regulation, Computer Information Global Internet Confidentiality Regulation and the Global Internet Information Protection Regulation. Prior to entering into the Mainland China market, we plan to engage local counsel and a third party management consulting firm to advise the Company regarding compliance with applicable regulations in Mainland China.

Intellectual Property

Mark	Country of Registration	Application Number	Class	Description	Current Owner	Application Status
Hong Kong	303338172	35, 42	Class 35
Advertising; business management; business administration; office functions.

Class 42
				Scientific and technological services and research and design relating thereto; industrial analysis and research services; design and development of computer hardware and software.	TAL	Approved

Mark	Country of Registration	Application Number	Class	Description	Current Owner	Application Status
SpeedG	Hong Kong	303338163	35, 42	Class 35
Advertising; business management; business administration; office functions.

Class 42
				Scientific and technological services and research and design relating thereto; industrial analysis and research services; design and development of computer hardware and software.	TAL	Approved

快速聚	Hong Kong	303338154	35, 42	Class 35
Advertising; business management; business administration; office functions.

Class 42
				Scientific and technological services and research and design relating thereto; industrial analysis and research services; design and development of computer hardware and software.	TAL	Approved

Employees

We currently have seven employees. We have three employees on the research and development team, two people on the marketing and sales team and two people in the administrative department.

ITEM 1A. RISK FACTORS

Risk Factors related to the Business

If we are not able to develop enhancements to our platform that achieve market acceptance and that keep pace with technological developments, our business will be harmed.

Our ability to attract new clients depends in large part on our ability to enhance and improve our platform and to introduce new products and services. In order to grow our business, we must develop products and services that reflect the changing nature of e-commerce. The success of any enhancement to our platform depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing platform to meet customer requirements or otherwise gain market acceptance, our business and operating results will be harmed.

We need to continuously modify and enhance our platform to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our platform may become less marketable, less competitive, or obsolete, and our operating results will be harmed.

We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.

We incorporated and first launched our platform in 2014. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Further, in future periods, our revenue could decline for a number of reasons, including any reduction in demand for our platform, increased competition, contraction of our overall market, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If we do not develop and market products that respond to needs of our clients, our business and operating results will be affected.

Online business is a highly competitive industry with low barriers of entry. If we do not develop our products in a direction that will attract customers in accordance to the needs of our clients, we will lose our customer base. This will also affect our ability to attract new clients. In addition, our new products could also fail to attract meaningful market acceptance for many reasons.

We are exposed to risk of system failures.

Our business largely depends on the stability of our server. We may face system failures and outages that will disrupt the operation of our website and the platform. System failure could result in several scenarios: damage from fire, power loss, telecommunication failures, computer viruses, physical and electronic break-ins and similar events. If such events occur, it will affect our reputation and the ability to attract and retain clients, which will adversely affect our operating results.

We rely on our marketing efforts and channels to promote our brand and acquire new clients. These efforts may require significant expense and may not be successful.

We will employ various marketing tactics and use a variety of marketing channels to promote our brand, including sponsorships, advertisement, email and social media marketing. If we lose access to one or more of these channels for any reason, we will not be able to promote our brand effectively which could limit our ability to grow. Further, if the marketing activities fail to generate traffic to our website, attract new clients or lead new and renewal sales of our products, our business and operating results could be affected. There is no assurance the result of the marketing efforts. If customer acquisition cost increases, the operating results could also be affected.

If the rate of growth for small and medium businesses and ventures declines it will affect our results adversely.

Our expectations for future revenue growth are based on targeting small and medium businesses or ventures. If there is a decline in the establishment of small and medium businesses and ventures due to market conditions or other factors, this could affect our performance and target market size which could affect our operating results.

Our ability to enhance our products may be harmed if we are unable to attract and retain sufficient research and development staff.

In order to be competitive, we must continue to develop new solutions and modules to add on our existing platform. As we are still growing, there are larger companies hiring similar research and development staffs to our company, who offer more favorable compensation and incentive packages than us. If we cannot attract or retain sufficiently skilled employees, our business and results of operations could be affected.

The success of our products depends heavily on the importance for retailers of having an online presence.

The success of our products is predicated on the assumption that an online presence is, and will continue to be, an important factor in our clients’ abilities to establish, expand and manage their businesses quickly, easily and affordably online. If we are incorrect in this assumption or if the importance of an online presences becomes irrelevant, for example due to the introduction of a new technology or industry standard that supersedes the importance of an online presence or renders our existing or future products obsolete, then our ability to retain existing clients and attract new clients could be adversely affected, which could harm our ability to generate revenue and meet our targets.

If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, our platform may be perceived as insecure, we may fail to attract new customers, and we may incur significant liabilities.

Use of our platform involves the storage, transmission, and processing of our clients’ proprietary data, including personal or identifying information regarding their customers or employees. Unauthorized access to or security breaches of our platform could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage, which will adversely affect client confidence. It will also cause regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to clients or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Notifications related to a security breach regarding or pertaining to any of such service providers could impact our reputation, harm customer confidence, or hurt our sales and expansion into new markets.

Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

Real or perceived errors, failures, or bugs in our platform could adversely affect our operating results and growth prospects.

Because our platform is complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Our platform are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors or failures of our platform, or other aspects of the computing environment into which they are deployed. In addition, deployment of our platform into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities, or bugs in our platform. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by clients for losses sustained by them. The loss due to our errors and omissions may not be covered by any insurance and we may not be able to afford to bear the cost of liabilities arising in connection with security and privacy damages.

We depend on our executive officers and the loss of one or more of these executives or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, support, general and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could have an adverse effect on our business.

We are highly dependent upon free trials of our platform and other strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or do not convert into paying customers, our business and results of operations will be harmed.

We are highly dependent upon our marketing strategy of offering free trials of our platform to generate sales opportunities. This strategy may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version to a paid version of our platform. Further, we often depend on individuals within an organization who initiate the trial versions of our customer service platform and live chat software being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.

Our business is exposed to risks associated with credit card and other online payments, which risks if realized could adversely affect our business.

A majority of our client fees are processed through credit cards and other online payments which are all currently processed through PayPal, a third party payment gateway. Payments made online are subject to inherent risks related to credit card fraud and we cannot guarantee that credit card and other payments processed through our secured payment gateway partners now and in the future will be free of such fraud. Our failure to limit fraudulent transactions conducted through our websites use of a third party payment gateway could hurt our business and harm our reputation.

Risk Factors Related to Our Common Stock

The Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the Common Stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Until the Share Exchange Transaction, the Company was a shell company and, while we believe that a result of the reverse acquisition, the Company ceased to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i) the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Although the Company files Form 10 Information with the SEC on this Form 8-K, shareholders who receive the Company’s restricted securities will not be able to sell them pursuant to Rule 144 without registration until the Company has met the other conditions to this exception and then for only as long as the Company continues to meet the condition described in subparagraph (iii) above, and is not a shell company. No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

Our shares of common stock are subject to penny stock regulations.  Because our common stock is a penny stock, holders of our common stock may find it difficult or may be unable to sell their shares.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, holders of our common stock may find it difficult or may be unable to sell their shares.

Our stock price may be volatile and you may not be able to resell your shares at or above the price you paid.  In addition, volatility in the price of our common stock may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock (particularly following effectiveness of the registration statement of which this prospectus is a part);

●	operating results that fall below expectations;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results;

●	our inability to develop or acquire new or needed technologies;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	the development and sustainability of an active trading market for our common stock; and

●	any future sales of our common stock by our officers, directors and significant stockholders.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we are a small company with limited operating history, stockholders may find it difficult to sell our common stock in the public markets.

Our common stock is currently traded on Over-the-Counter (“OTC”) Market under the symbol “TEHG.” The number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our common stock until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in our securities.  As a consequence, there may be periods of several days or more when trading activity in our common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the stock price.  We cannot give you any assurance that an active public trading market for our common stock will ever develop or be sustained, or that trading levels will be sustained.

Future issuances of our preferred stock could dilute the voting and other rights of holders of our common stock.

Our board of directors has the authority to issue shares of preferred stock in any series and may establish, from time to time, various designations, powers, preferences and rights of the shares of each such series of preferred stock.  Any issuances of preferred stock may have priority over the common stock with respect to dividend or liquidation rights.  Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company and may adversely affect the voting and other rights of the holders of our Common Stock.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.  If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act.  Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock, or if our operating results do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by securities analysts. We do not have any control over these reports or analysts. If any of the analysts who cover our company downgrades our stock, or if our operating results do not meet the analysts’ expectations, our stock price could decline. Moreover, if any of these analysts ceases coverage of our company or fails to publish regular reports on our business, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.

Our management and Board of Directors control a substantial percentage of our stock and therefore have the ability to exercise substantial control over our affairs.

As of the date of this Annual Report on Form 10-K, our directors, executive officers and our largest shareholder whose representative serves on our Board of Directors owned approximately 46.15% of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors, executive officers and largest shareholder whose representative serves on our Board of Directors, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

We do not know whether an active, liquid and orderly trading market will develop for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of common stock.

There is currently an illiquid market for our securities and an active trading market for our securities may never develop or be sustained. As a result of these and other factors, should you purchase shares of our common stock from current shareholders, you may be unable to resell our common stock. The lack of an active market may impair your ability to sell those securities at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your securities. Further, an inactive market may also impair our ability to raise capital by selling securities and may impair our ability to enter into collaborations or acquire companies or products by using our securities as consideration.

Insiders have substantial influence over us and could delay or prevent a change in corporate control.

Our executive officers, directors and our largest shareholder whose representative serves on the Board of Directors collectively owned approximately 94% of our outstanding voting stock. This concentration of ownership could harm the market price of our securities by:

-	limiting the volume of active trading;

-	delaying, deferring or preventing a change in control of our company;

-	impeding a merger, consolidation, takeover or other business combination involving our company; or

-	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their securities, and might negatively affect the prevailing market price for our securities.

If we do not meet the listing standards of a national securities exchange our investors’ ability to make transactions in our securities will be limited and we will be subject us to additional trading restrictions.

Our securities currently are traded over-the-counter on the OTC Pink market and are not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

-	a limited availability of market quotations for our securities;

-	reduced liquidity with respect to our securities;

-	our shares of common stock are currently classified as “penny stock” which requires brokers trading in our shares of common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

-	a limited amount of news and analyst coverage for our company; and

-	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our common stock is traded on the OTC Pink, our common stock is a covered security. Although the states are preempted from regulating the sale of our securities, the federal statute allows the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer traded over-the-counter, our common stock would not be a covered security and we would be subject to regulation in each state in which we offer our securities.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In our annual reports on Form 10-K, we are required, under Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needed to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404(b) of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain a non-accelerated filer we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our securities will be your sole source of gain for the foreseeable future.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, will result in additional dilution of the percentage ownership of our stockholders and could cause our trading price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of equity or equity-linked securities, together with the exercise of stock options and warrants granted in the future and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Our Board of Directors and stockholders also expects to adopt a stock option plan to reward employees and consultants with grants of our common stock. Future equity incentive grants and issuances of common stock under our potential future equity incentive plans may have an adverse effect on the market price of our securities.

If there is significant downward pressure on the price of our common stock, it may encourage shareholders to sell shares by means of short sales or otherwise. Short sales involve the sale, usually with a future delivery date, of common stock the seller does not own. Covered short sales are sales made in an amount not greater than the number of shares subject to the short seller’s right to acquire common stock, such as upon exercise of warrants. A holder of warrants may close out any covered short position by exercising all, or a portion, of its warrants, or by purchasing shares in the open market. In determining the source of shares to close out the covered short position, a holder of warrants will likely consider, among other things, the price of common stock available for purchase in the open market as compared to the exercise price of the warrants. The existence of a significant number of short sales generally causes the price of common stock to decline, in part because it indicates that a number of market participants are taking a position that will be profitable only if the price of the common stock declines.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located in Hong Kong. The office is rented at a monthly rate of HKD 80,769 (approximately $10,418). Our office is located at Unit 701, 7/F, Tower 2, Silvercord, 30 Canton Rd., Tsim Sha Tsui, KLN, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

Neither we, nor our wholly owned subsidiaries Technovative Group, Limited and Technovative Asia Limited, are presently involved in any litigation incident to our business.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our common stock is quoted on the OTC Pink Market under the trading symbol “TEHG”. Our Common Stock did not trade prior to June 18, 2013. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future. OTC securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

The following table sets forth the quarterly high and low sales price per share of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL QUARTER ENDED	HIGH	LOW

2015
March 31	$2.50	$2.50
June 30	2.20	2.00
September 30	1.00	1.00
December 31	0.80	0.80

2014
March 31	$60.00	$45.00
June 30	56.40	51.52
September 30	14.40	14.40
December 31	1.50	1.40

(b)	Stockholders. At March 29, 2016, we had approximately 32 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans. None.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2015 and ending on March 29, 2016, no issuance of unregistered securities were made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2015 and 2014 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

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

As of December 31, 2015 and December 31, 2014, our total accumulated deficits, including accumulated deficit during development stage, were $957,338 and $4,355, respectively. Our stockholders’ equity was $1,483,123 and $47,146, respectively.

Results of Operations

For the year ended December 31, 2015 compared with the year ended December 31, 2014

Gross Revenues

The Company received sales revenues of nil in the year ended December 31, 2015 and December 31, 2014.

Operating Expenses

Operating expenses for the year ended December 31, 2015 and December 31, 2014 were $953,138 and $4,355, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net (losses) for the year ended December 31, 2015 and December 31, 2014, were ($952,983) and ($4,355), respectively. Basic and diluted net (loss) per share from continuing operations amounted to ($0.02) and ($0.00) respectively for the year ended December 31, 2015 and December 31, 2014 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $948,628 increase in net (loss) for the year ended December 31, 2015 and December 31, 2014 was due to an increase in general and administrative expenses with continuous financial resources in-put.

Liquidity and Capital Resources

At December 31, 2015 we had a working capital surplus of $1,452,818 consisting of cash on hand of $1,628,083 as compared to a working capital surplus of $47,146 and cash on hand of $0 as of December 31, 2014.

Net cash provided by (used in) operating activities for the year ended December 31, 2015 was ($1,108,325) as compared to net cash (used in) operating activities of ($1,117) for the year ended December 31, 2014. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the year ended December 31, 2015 was ($43,334) as compared to nil for the year ended December 31, 2014. The different was derived from investing activities on fixed assets.

Net cash provided by financing activities for the year ended December 31, 2015 was $2,770,374 derived from additional paid in capital and issuance of common stock as compared to $1,117 for the year ended December 31, 2014 derived from issuance of common stock and advances from directors.

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

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 1 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014:

LIQUIDITY AND CAPITAL RESOURCES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report.

ITEM 9. CHANGES OF INDEPENDENT CERTIFYING ACCOUNTANT

The Company was notified that, effective April 30, 2016, AWC (CPA) Limited (“AWC”) has merged (the “Merger”) with Dominic K.F. Chan & Co (“DKFC”) and formed DCAW (CPA) Limited, which is registered with the Public Company Accounting Oversight Board (PCAOB). The merged entity was later changed name to Centurion ZD CPA Limited.

As a result of the Merger, AWC resigned as the Company’s independent registered public accounting firm on April 30, 2016. On June 28, 2017, the Company engaged Centurion ZD CPA Limited as its independent registered public accounting firm . The engagement of Centurion ZD CPA Limited was approved by the Company’s board of directors on June 28, 2017

.

The audit reports of AWC on the financial statements of the Company as of and for the years ended December 31, 2015 contained disclaimer of opinion and December 31, 2014 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles but modified to a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since our last audited periodic report for the year ended December 31, 2015 through June 30, 2017. However, this assessment is as of June 30, 2017.

Based on the evaluation as of June 30, 2017, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO/CFO, does not expect that the Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On June 30, 2017, Dato Foo Khee Long, the registrant’s Chief Executive Officer, Chairman of the Board of Directors (the “Board”) resigned from all of his positions as a director and officer of the registrant.

Also effective on June 30, 2017, Lin Kuan Liang Nicolas was appointed as the Chief Executive Officer, President, Treasurer, Secretary and a director of the Board of the registrant.

On Oct 21, 2016, 2017, Ms Liang Mei Hua was appointed as Director of the Board of the registrant.

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Lin Kuan Liang Nicolas	30	Chief Executive Officer, President, Treasurer, Secretary, and Director
Liang Mei Hua	39	Director

Lin Kuan Liang Nicolas, serves as CEO of Technovative Group, Inc. Nicolas Lin is also a Director of Asia Pacific at TAG Asia Partners LLC, a New York based boutique investment bank. From 2012 to 2017, Mr. Lin was a Manager at 8i Capital Limited, where he was involved in advising businesses to list in the United States and London, fund-raising and restructuring work. During his time at 8i Capital, Mr. Lin also served as a Director at Moxian Group Holdings, Inc, where he was focused on restructuring the business for its listing in United States. Prior to 8i Capital, from 2011 to 2012, Mr. Lin was an analyst at Chance Investment Inc., advising Chinese businesses on acquisition and fund-raising. Until 2012, he was the legal associate at FM Holdings Limited, where he was actively involved in the company’s restructuring and debt-financing. From 2010 to2011, Mr. Lin worked as the junior associate at Global Fund Investment (UK) Limited in London. Mr. Lin graduated from Queen Mary, University of London with LLB in 2010.

Liang Meihua serves as a director of the registrant. Since July 2012 she served as the Assistant to the General Manager of Foshan Shunde Yunyu Environmental Protection Products Co., Ltd. From November 2010 to May 2012 she served as Account Manager for Foshan Pangu Investment Management Co. Ms. Liang graduated in 2007 from Shunde Polytechnic University with a B.A. degree. We believe that the as the Company continues to diversify and grow it will benefit from her participation on the Board in light of her business experience with customers in China and overseas.

Audit Committee

Our Board of Directors does not have a separate, standing audit committee at this time.  Pursuant to Section 3(a)(58) of the Exchange Act, the full Board of Directors performs the functions of an audit committee for the Company.  During the year ended December 31, 2015, the Board of Directors met _0_ times. Each member of the Board attended all of the meetings of the Board and committees on which he served.  Although all of the members of the Board of Directors are financial literate under listing standards of national securities exchanges such as the NYSE, none of the members of the Board of Directors qualifies as an “audit committee financial expert” as such term is defined under Item 407(d)(5) of Regulation S-K. Although the Board of Directors believes that it is appropriate and desirable for the Board to have an “audit committee financial expert,” the Board believes that based upon the limited size and operations of the Company at this time, it is appropriate for the Company to not have an “audit committee financial expert.”

There are no family relationships among any of our directors, executive officers, or advisors.

Nominating Procedures

During the fiscal year ended December 31, 2015, there were not any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

None

Code of Ethics

We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the Company. There have been no waivers to any of the Code of Ethics provisions nor any amendments made to the Code of Ethics during the year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the fiscal years ended December 31, 2015 and 2014 for TEHG.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($)	Total ($)
Lee Chan Yue (1) President and CEO	2015	–	–	–	–	–	–	–	–

Robert Bludorn(2) President	2015	–	–	–	–	–	–	–	–
and CEO	2014	–	–	–	–	–	–	–	–

(1)	Mr. Lee is serving as the President and CEO of the Company since November 14, 2014.
(2)	Mr. Bludorn was the Company’s President, CEO and Director from February 15, 2013 through November 14, 2014.

The following is a summary of the compensation TGL paid to our executive officers for the fiscal year ended December 31, 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($)	Total ($)
Lee Chan Yue(1) President and CEO	2014	–	–	–	–	–	–	–	–

(1)	Lee Chan Yue served as director of TGL from October 14, 2014 to January 5, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers named in the Summary Compensation table, above.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

None.

Compensation of Directors

For the fiscal year ended December 31, 2015, none of the members of our Board of Directors received compensation for their services as directors. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Option Plan

We currently do not have a Stock Option Plan. However, we may to issue stock options pursuant to a Stock Option Plan in the future. Such stock options may be awarded to management, employees, members of the Company’s Board of Directors and consultants of the Company.

Change of Control

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated, the address for the beneficial owners listed below is.

				Percent of
Name and Address of Beneficial Owner(1)	Title of Class	Amount(2)		Class(3)
Directors and named Executive Officers

Lee Chan Yue Flat C, 2/F, No 161, Mai Po Tsuen, Yuen Long, San Tin, New Territories, Hong Kong	Common Stock	0		*

	Series A Preferred Stock	0		*

All Directors and executive officers as a group (1 person)	Common Stock	0		*

	Series A Preferred Stock	0		*

5% Security Holders

Kung Wai Fan Candy(4) Flat D, 11/F., Block 31, Grand Dynasty View, 9 Ma Wo Road, Classical Gardens, Tai Po, N.T., Hong Kong	Common Stock	51,447,711	(5)	94	%(5)

	Series A Preferred Stock	100,000		100%

* Less than 1%.

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) The number of shares of Common Stock reflect the 1-for-20 reverse stock split effective on March 2, 2015.

(3) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 2,587,479 shares of common stock issued and outstanding and 100,000 Series A Preferred Stock issued and outstanding as of the date of this Annual Report.

(4) Kung Wai Fan Candy was the sole stockholder of TGL immediately before the Share Exchange Transaction.

(5) Immediately after the Share Exchange Transaction, Kung Wai Fan Candy owns 100,000 shares of Series A Preferred Stock and each share of Series A Preferred Stock will automatically convert to 515 shares of Common Stock upon the Reverse Split. Holders of the Series A Preferred Stock are entitled to vote on an as converted basis with the holders of the Company’s Common Stock. As a result, pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, Ms. Kung owns 94% of the total voting power after the completion of the Share Exchange Transaction, resulting in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

During 2015, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Other than the Share Exchange Transaction discussed above, there were no other related party transactions

Director Independence

We are not subject to any independence standards of a national securities exchange or national securities association dealer quotation system.  Our Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the company.  A material relationship is one which impairs or inhibits/ or has the potential to impair or inhibit a director’s exercise of critical and disinterested judgment on behalf of the company and its stockholders.  To determine whether a material relationship exists, the Board consults with the company’s counsel. This ensures that the Board’s determinations are consistent with:

1.	All relevant securities and other laws; and
2.	Recent relevant cases and regulations regarding the definition of (independent director/business judgment) including those set forth in the listing standards of the New York Stock Exchange as in effect from time to time.

Based on the foregoing criteria, the Board of Directors has determined that Liang Meihua is the only member of the Board of Directors that is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by AWC (CPA) Limited & Centurion ZD CPA Ltd during fiscal years 2015 and 2014:

	2015	2014

Audit Fees	$6,933	$18,400
Audit-Related Fees
Tax Fees
All Other Fees

Total	$6,933	$18,400

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2015 and 2014, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2015 and 2014, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board of Directors pre-approved all services to be provided by Centurion ZD CPA Limited.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets

		Consolidated Statements of Operations and Comprehensive Loss

		Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

		Consolidated Statements of Cash Flows

		Notes to Consolidated Financial Statements

	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

Exhibit No.	Description
2.1	Form of Share Exchange Agreement dated April 24, 2015 by and among Technovative Group, Inc., Technovative Group Limited and Technovative Group Limited’s Shareholder (incorporated by reference to Exhibit 3.1 in Technovative Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2015)

3.1	Articles of Amendment of the Articles of Incorporation of Technovative Group, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2015)

3.1	Articles of Incorporation of the Company filed with the Secretary of State of the State of Wyoming on August 12, 2010 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on December 6, 2010 (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.3	Amended and Restated of Articles of Incorporation filed with the Secretary of State of the State of Wyoming on April 26, 2011 (incorporated by reference herein to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on June 4, 2013 (incorporated by reference herein to Exhibit 3.4 to the Company’s Annual Report filed with the SEC on April 15, 2015).

3.5	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on February 26, 2015 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2015).

3.6	Bylaws (incorporated by reference herein to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.7	Amended and Restated Bylaws of Solar America Corp., dated April 4, 2011(incorporated by reference herein to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

10.1	Equity and Settlement Agreement dated as of November 14, 2014 by and between the Company and Cannon Investments, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report filed with the SEC on April 15, 2015).

10.2	Termination Agreement dated as of November 14, 2014 by and between the Company and Tuverga Finance Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report filed with the SEC on April 15, 2015).

10.3	Debt Settlement Agreement and Mutual Release as of November 14, 2014 by and between the Company and Tenton Global LLC. (incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report filed with the SEC on April 15, 2015).

14.1	Code of Ethics

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TECHNOVATIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

HK office: 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong

香港 皇后大道中三五九至三六一號 南島商業大廈七樓

Tel : (852) 2851 7954      Fax: (852) 2545 4086

Kowloon office: Room 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong
九龍 旺角 亞皆老街八號 朗豪坊辦公大樓2105-06室

Tel: (852) 2780 0607     Fax: (852) 2780 0013

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Technovative Group, Inc.

We have audited the accompanying consolidated balance sheets of Technovative Group, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has minimal operations, suffered losses from operations and recorded an accumulated deficit. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, generate income, and ultimately, achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, October 12, 2017

TECHNOVATIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,628,083	$-
Prepayments, deposits and other receivables	94,707	51,498
Total current assets	1,722,790	51,498
Property and equipment, net	30,305	-
TOTAL ASSETS	$1,753,095	$51,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$10,631	$3,236
Due to a director	259,341	1,116
Total current liabilities	269,972	4,352
Total liabilities	269,972	4,352

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 200,000,000 shares, 54,723,820 and 51,500,000 shares respectively issued and outstanding as of December 31, 2015 and 2014 *	54,724	51,500
Additional paid-in capital *	2,376,402	-
Accumulated losses	(957,338)	(4,355)
Accumulated other comprehensive income	9,335	1
Total stockholders’ equity	1,483,123	47,146
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,753,095	$51,498

* The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the year ended December 31,
	2015	2014

Revenues	$-	$-
Costs of revenues	-	-
Gross profit	-	-

Selling, general and administrative	(953,138)	(4,355)
Loss from operations	(953,138)	(4,355)

Interest income	155	-
Loss before income taxes	(952,983)	(4,355)

Income taxes	-	-
Net loss	$(952,983)	$(4,355)

Other comprehensive income
Foreign currency translation adjustments	9,334	1
Comprehensive loss	$(943,649)	$(4,354)

Earnings per share

Basic and diluted loss per common share	$(0.02)	$(0.00)

Basic and diluted weighted average common shares outstanding	53,123,332	51,500,000

* The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

					Accumulated
			Additional		other
	Common stock*		paid-in	Accumulate	comprehensive
	Shares	Amount	capital	losses	income	Total

Balance, January 1, 2014	51,500,000	$51,500	$-	$-	$-	$51,500

Net loss	-	-	-	(4,355)	-	(4,355)
Foreign currency adjustment	-	-	-	-	1	1

Balance, December 31, 2014	51,500,000	$51,500	$-	$(4,355)	$1	$47,146

Reverse merger and acquisition	258,749	259	(81,103)	-	-	(80,844)
Issuance of shares	2,965,071	2,965	2,457,505	-	-	2,460,470
Net loss	-	-	-	(952,983)	-	(952,983)
Foreign currency adjustment	-	-	-	-	9,334	9,334

Balance, December 31, 2015	54,723,820	$54,724	$2,376,402	$(957,338)	$9,335	$1,483,123

* The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(952,983)	$(4,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,048	-
Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	(94,677)	-
Other payables and accrued liabilities	(73,713)	3,238
Net Cash Used In Operating Activities	(1,108,325)	(1,117)

Cash Flows from Investing Activities:
Purchase of property and equipment	(43,343)	-
Net Cash Used In Investing Activities	(43,343)	-
Cash Flows from Financing Activities:
Proceeds from the issuance of common shares	2,512,229	1
Advances from a director	258,145	1,116
Net Cash Provided by Financing Activities	2,770,374	1,117
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9,377	-
Net Increase In Cash and Cash Equivalents	1,628,083	-
Cash and Cash Equivalents at Beginning of Year	-	-
Cash and Cash Equivalents at End of Year	$1,628,083	$-

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and Basis of Presentation

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

Effective on March 2, 2015, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “Horizon Energy Corp.” to “Technovative Group, Inc.” and (ii) implement a 1-for-20 reverse stock split of its issued and outstanding common stock, par value $0.001 per share.

On April 24, 2015, TEHG, Technovative Group Limited (“TGL”) and the sole stockholder of TGL who owns 100% of the equity interests of TGL (the “TGL Stockholder”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the TGL Stockholder an aggregate of 100,000 shares of its Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), in exchange for 100% of the TGL equity interest held by the TGL Stockholder. Pursuant to the Share Exchange Agreement, the 100,000 shares of Series A Preferred Stock will automatically convert into 51,500,000 shares of common stock, par value $0.001 per share (“Common Stock”) upon the effectiveness of a 1-for-10 reverse stock split to be conducted by TEHG after the Share Exchange Transaction. As a result of the Share Exchange Transaction, TGL became our direct wholly-owned subsidiary and TGL’s subsidiary, Technovative Asia Limited (“TAL”) became our indirect subsidiary.

TGL is a Samoa company incorporated on October 14, 2014. TAL is a Hong Kong company incorporated on November 21, 2014.

The Company is a website creation and e-commerce enablement provider for the online presence needs of small to mid-size business retailers.

Principles of consolidation

The consolidated financial statements at December 31, 2015 and 2014 include the amount of TEHG and TGL, a direct wholly owned subsidiary of the Company and TAL, an indirect wholly-owned subsidiary of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the consolidated financial statements.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, deposits, prepayments and other receivables, accounts payable and due to a director approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share.

Plant and equipment

Plant and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Comprehensive income

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

Recent accounting pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In January 2017, the FASB issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business”. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. We do not expect the adoption of ASU 2017-1 to have a material impact on our consolidated financial statements.

2.	Going Concern

As shown in the consolidated financial statements, the Company has generated a net loss of $952,983 for the year ended December 31, 2015 and an accumulated deficit of $957,338 as of December 31, 2015. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These consolidated financial statements do not include any adjustments that might result from this uncertainty which may include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Property and Equipment, Net

	As of December 31,
	2015	2014

Furniture and fixtures	$14,252	$-
Leasehold improvements	29,105	-
Total property and equipment	43,357	-
Less: Accumulated depreciation	(13,052)	-
Total property and equipment, net	$30,305	$-

The depreciation expenses for the years ended December 31, 2015 and 2014 were $13,048 and nil, respectively.

4.	Common Stock

On April 21, 2015, the Company entered into subscription agreements (“Subscription Agreements”) with 13 investors (the “Investors”)(the “Transaction”). The Transaction was closed on June 25, 2015. Pursuant to the Subscription Agreements, on June 25, 2015, the Company issued 1,976,474 shares of common stock of the Company to investors at the purchase price of $0.85 per share for proceeds of $1,675,005 net of issuance costs.

In July and August, 2015, the Company issued 929,415 shares of common stock, par value $0.001 per share of the Company to investors at the purchase price of $0.85 per share for total proceeds of $837,224 net of issuance costs.

As of December 31, 2015, there were 54,723,820 shares of Common Stock and no shares of preferred stock issued and outstanding.

5.	Earnings Per Share

	For the year ended December 31,
	2015	2014

Net loss attributable to common shareholders for computing basic net loss per common share	$(952,983)	$(4,355)

Weighted average number of common shares outstanding – Basic and diluted	53,123,332	51,500,000

Basic and diluted loss per common share	$(0.02)	$(0.00)

6.	Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company was incorporated in the State of Wyoming in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Wyoming does not impose any corporate state income tax.

Samoa

TGL is incorporated in the Samoa. Under the current laws of the Samoa, TGL is not subject to tax on income or capital gains. In addition, upon payments of dividends by TGL, no Samoa withholding tax is imposed.

Hong Kong

TAL is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. TAL HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2015 and 2014, and therefore, TAL HK was not subject to Hong Kong profits tax.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the years ended December 31, 2015 and 2014, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the year ended December 31,
	2015	2014

Loss before income taxes	$(952,983)	$(4,355)
Tax at the income tax rate 34%	(324,014)	(1,481)
Valuation allowance	324,014	1,481
Income taxes	$-	$-

7.	Related Parties Transactions

Nature of relationships with related parties

Name	Relationships with the Company
Miss Kung Wai Fan Candy (Miss Kung)	A director of the Company

Related party balances and transactions

During the years ended December 31, 2015 and 2014, the Company received advances from Miss Kung in aggregate of $258,145 (HKD 2,000,000) and $1,116, respectively without interest and due on demand. As of December 31, 2015 and 2014, the loan payable balance to Miss Kung was $259,341 and $1,116 respectively.

8.	Commitments and Contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended December 31, 2015 and 2014 were $118,666 and nil respectively.

As of December 31, 2015, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended December 31, 2015,
2016	$132,027
2017	13,325
Thereafter	-
Total minimum lease payments	$145,352

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the year ended December 31, 2015.

9.	Subsequent Events

On October 26, 2016, the Company acquired 100% of the outstanding common shares of Innorei Group (Samoa) Limited (“IRG Samoa”), a holding company of Innorei Group Sdn. Bhd. (“IRG Malaysia”) IRG Malaysia was a mobile solutions apps development and information technology service provider. The Company issued 8,000,000 common stock to the vendor at February 22, 2017 as consideration. Goodwill arising on the acquisition was written off as expenses for the year ended December 31, 2016.

On August 2, 2017, The Company entered into a promissory note (the “Note”) with Liang Meihua, the director of the Company since October 21, 2016, in the principal amount of $256,410. The Note shall be due and payable within 12 months (as extended by the holder from time to time) from the issuance date of the Note, and shall be interest free and shall not accrue any interest and bearing interest of 5% if an event of default occurred. On the date when the Company consummates the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000, the Note shall automatically convert into fully paid and non-assessable shares of the Company’s $0.001 par value per share common stock at a conversion price equal to the per share price of the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000. If no sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000 is consummated prior to the maturity date, the holder of the Note shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of this Note into conversion shares at a conversion price of $0.10 per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 12, 2017.

TECHNOVATIVE GROUP, INC.

By:	/s/ Lin Kuan Liang Nicolas
Name:	Lin Kuan Liang Nicolas
Title:	Chief Executive Officer / Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, on October 12, 2017.

/s/ Lin Kuan Liang Nicolas
Chief Executive Officer/Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

/s/ Liang Meihua
Director

POWERS OF ATTORNEY

Each person whose signature appears below constitutes and appoints Lin Kuan Liang Nicolas as his true and lawful attorney-in-fact and agents, with full power of substitution and re substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Liang Meihua
Director
October 12, 2017

26