Form 10-Q
period 2016-03-31
Technovative Group, Inc.
filed 2017-10-19
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

 Unit 701, 7/F, Tower 2, Silvercord,

30 Canton Road, Tsim ShaTsui, KLN, Hong Kong

(Address of Principal Executive Offices)

Tel. +852 2162 7529

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

As of May 10, 2016, the registrant had 54,723,820 shares of common stock, par value $.001 per share, issued and outstanding.

Explanatory Note

Technovative Group, Inc. (“Technovative Group”) has filed this quarterly report on Form 10-Q which was due on or about May 16, 2016 and is, therefore, delinquent. Technovative Group is filing all past due periodic reports so as to become current in all its periodic filings. Technovative Group ceased filing periodic reports after filing its Form 10-Q on November 16, 2016 for the period ended September 30, 2016. The information regarding its state of incorporation, address and telephone number on the cover page of this Form 10-Q reflects the information as of the date of filing this delinquent Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED BALANCE SHEET

MARCH 31, 2016 and DECEMBER 31, 2015

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,381,239	$1,628,083
Prepayments, deposits and other receivables	93,218	94,707
Total current assets	1,474,457	1,722,790
Property and equipment, net	25,932	30,305
TOTAL ASSETS	$1,500,389	$1,753,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$31,325	$10,631
Due to a director	259,122	259,341
Total current liabilities	290,447	269,972
Total liabilities	290,447	269,972

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 200,000,000 shares, 54,723,820 and 54,723,820 shares respectively issued and outstanding as of March 31, 2016 and December 31, 2015 *	54,724	54,724
Additional paid-in capital *	2,376,402	2,376,402
Accumulated losses	(1,224,635)	(957,338)
Accumulated other comprehensive income	3,451	9,335
Total stockholders’ equity	1,209,942	1,483,123
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,500,389	$1,753,095

* The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

MARCH 31, 2016 and JUNE 30, 2015

	For the three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenues	$-	$-
Costs of revenues	-	-
Gross profit	-	-

Selling, general and administrative	(267,314)	(49,116)
Loss from operations	(267,314)	(49,116)

Interest income	17	1
Loss before income taxes	(267,297)	(49,115)

Income taxes	-	-
Net loss	$(267,297)	$(49,115)

Other comprehensive income
Foreign currency translation adjustments	(5,884)	9,334
Comprehensive loss	$(273,181)	$(39,781)

Earnings per share

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	54,723,820	51,500,000

* The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

MARCH 31, 2016 and JUNE 30, 2015

	For the three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(267,297)	$(49,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,337	253
Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	(523)	(36,799)
Other payables and accrued liabilities	22,590	29,645
Net Cash Used In Operating Activities	(240,893)	(56,016)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(39,586)
Net Cash Used In Investing Activities	-	(39,586)
Cash Flows from Financing Activities:
Proceeds from the issuance of common shares	-	64,468
Advances to a related party	-	(72,995)
Advances from a director	-	258,036
Net Cash Provided by Financing Activities	-	249,509
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,951)	43

Net Increase In Cash and Cash Equivalents	(246,844)	153,950
Cash and Cash Equivalents at Beginning of Period	1,628,083	-
Cash and Cash Equivalents at End of Period	$1,381,239	$153,950

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

Principles of consolidation

The unaudited condensed consolidated financial statements at March 31, 2016 include the amount of TEHG and TGL, a direct wholly owned subsidiary of the Company and TAL, an indirect wholly-owned subsidiary of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the unaudited condensed consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the unaudited condensed consolidated financial statements.

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

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the three months is used to compute equivalent shares.

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

Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

2.	Going Concern

As shown in the unaudited condensed consolidated financial statements, the Company has generated a net loss of $267,297 for the three months ended March 31, 2016 and an accumulated deficit of $1,224,635 as of March 31, 2016. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These unaudited condensed consolidated financial statements do not include any adjustments that might result from this uncertainty which may include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Property and Equipment, Net

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)

Furniture and fixtures	$14,240	$14,252
Leasehold improvements	29,080	29,105
Total property and equipment	43,320	43,357
Less: Accumulated depreciation	(17,388)	(13,052)
Total property and equipment, net	$25,932	$30,305

The depreciation expenses for the three months ended March 31, 2016 and 2015 were $4,337 and $253, respectively.

4.	Common Stock

On April 21, 2015, the Company entered into subscription agreements (“Subscription Agreements”) with 13 investors (the “Investors”) (the “Transaction”). The Transaction was closed on June 25, 2015. Pursuant to the Subscription Agreements, on June 25, 2015, the Company issued 1,976,474 shares of common stock of the Company to the Investors at the purchase price of $0.85 per share for proceeds of $1,675,005 net of issuance costs.

In July and August, 2015, the Company issued 929,415 shares of common stock, par value $0.001 per share of the Company to investors at the purchase price of $0.85 per share for total proceeds of $837,224 net of issuance costs.

As of March 31, 2016, there were 54,723,820 shares of Common Stock and no shares of preferred stock issued and outstanding.

5.	Earnings Per Share

	For the three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders for computing basic net loss per common share	$(267,297)	$(49,115)

Weighted average number of common shares outstanding – Basic and diluted	54,723,820	51,500,000

Basic and diluted loss per common share	$(0.00)	$(0.00)

6.	Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Wyoming in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Wyoming does not impose any corporate state income tax.

Samoa

TGL is incorporated in the Samoa. Under the current laws of the Samoa, TGL is not subject to tax on income or capital gains. In addition, upon payments of dividends by TGL, no Samoa withholding tax is imposed.

Hong Kong

TAL is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. TAL HK did not earn any income that was derived in Hong Kong for the three months ended March 31, 2016 and 2015, and therefore, TAL HK was not subject to Hong Kong profits tax.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three months ended March 31, 2016 and 2015, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Loss before income taxes	$(267,297)	$(49,115)
Tax at the income tax rate 34%	(90,881)	(16,699)
Valuation allowance	90,881	16,699
Income taxes	$-	$-

7.	Related Party Transactions

Nature of relationships with related parties

Name	Relationships with the Company
Miss Kung Wai Fan Candy (Miss Kung)	A director of the Company

 Related party balances and transactions

During the three months ended March 31, 2016 and 2015, the Company received advances from Miss Kung in aggregate of $nil and $258,145 (HKD 2,000,000), respectively without interest and due on demand. As of March 31, 2016 and December 31, 2015, the loan payable balance to Miss Kung was $259,122 and $259,341, respectively.

8.	Commitments and Contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended March 31, 2016 and 2015 were $32,903 and $10,994 respectively.

As of March 31, 2016, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended March 31, 2016,
2017	$121,502
2018	1,740
Thereafter	-
Total minimum lease payments	$123,242

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the three months ended March 31, 2016.

9.	Subsequent Events

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

The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Technovative Group, Inc., a Delaware corporation (“TEHG”), (ii) Technovative Group Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of TEHG (“TGL”), and (iii) Technovative Asia Limited, a company incorporated under the laws of Hong Kong and a wholly-owned subsidiary of TGL (“TAL”).

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

As of March 31, 2016 and December 31, 2015, our total accumulated deficits, including accumulated deficit during development stage, were $1,224,635 and $957,338, respectively. Our stockholders’ equity was $1,209,942 and $1,483,123, respectively.

Results of Operations

For the three months ended March 31, 2016 compared with the three months ended March 31, 2015

Gross Revenues

The Company received sales revenues of nil in the three months ended March 31, 2016 and March 31, 2015.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and March 31, 2015 were $267,314 and $49,116, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits, and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the three months ended March 31, 2016 and March 31, 2015, were ($267,297) and ($49,115), respectively. Basic and diluted net loss per share from continuing operations amounted ($0.00) and ($0.00) respectively for the three months ended March 31, 2016 and March 31, 2015 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $218,182  increase in net (loss) for the three months ended March 31, 2016 comparing with three months ended March 31, 2015 was due to an increase in general and administrative expenses with continuous financial resources input.

Liquidity and Capital Resources

At March 31, 2016 we had a working capital surplus of $1,184,010 consisting of cash on hand of $1,381,239 as compared to a working capital surplus of $1,452,818 and cash on hand of $1,628,083 as of December 31, 2015.

Net cash provided by (used in) operating activities for the three months ended March 31, 2016 was ($240,893) as compared to net cash used in operating activities of ($56,016) for the three months ended March 31, 2015. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the three months ended March 31, 2016 was nil as compared to $39,586 for the three months ended March 31, 2015. The different was derived from investing activities on fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2016 was nil as compared to $249,509 for the three months ended March 31, 2015 derived from issuance of common stock and advances to / from related parties and directors.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

As of March 31, 2016, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of March 31, 2016, the Company’s disclosure controls and procedures were not effective. The Company does not have any documented disclosure control and procedures and its management lacks sufficient familiarity with SEC reporting rules. As a result, the Company failed to file a Current Report on Form 8-K to report a private placement of 988,239 shares of Common Stock on September 2, 2015 as set forth in Item 5 of “Part II Other Information” below. Management intends to work with outside counsel to adopt formal written disclosure controls and procedures and educate the Company’s officers and directors as to the Company’s responsibilities.

As of March 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2016.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1	Form of Subscription Agreement dated September 2, 2015 (incorporated by reference herein to Exhibit 10.1 to the Company’s 10-Q filed November 16, 2015)

10.2	Share Sales Agreement dated October 26, 2016 between Technovative Group, Inc. and Foo Khee Long (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2017)

10.3	Promissory Note dated August 2, 2017 Issued by Technovative Group, Inc. to Liang Meihua (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed October 2, 2017)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technovative Group, Inc.

Date: October 19, 2017	By:	/s/ Lin Kuan Liang Nicolas
	Name:	Lin Kuan Liang Nicolas
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

