Form 10-K
period 2016-12-31
Technovative Group, Inc.
filed 2017-10-27
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately US$163,805.45 as of June 30, 2016, computed on the basis of the closing price on such date.

As of March 29, 2017, there were 62,723,820 shares of the registrant’s Common Stock outstanding.

Explanatory Note

Technovative Group, Inc. (“Technovative Group”) has filed this annual report on Form 10-K which was due on or about March 31, 2017 and is, therefore, delinquent. Technovative Group is filing all past due periodic reports so as to become current in all its periodic filings. Technovative Group ceased filing periodic reports after filing its Form 10-Q on November 16, 2016 for the period ended September 30, 2016. The information regarding its state of incorporation, address and telephone number on the cover page of this Form 10-K reflects the information as of the date of filing this delinquent Form 10-K.

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

On November 14, 2014, Salty Pepper Corp. (“SPC”) and Celestial Melody Limited (“CML”), a corporation formed under the laws of Samoa, entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”), pursuant to which SPC sold to CML 30,000,000 shares of Common Stock of the Company for an aggregate of $200,000. On the same day, Tuverga and Jing Zhang, a citizen of the People’s Republic of China, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which Tuverga sold to Ms. Zhang 3,745,911 shares of Common Stock in consideration of $75,000. As a result of the closing of the two aforementioned transactions, CML and Ms. Jing Zhang own approximately 65.2% of the total outstanding shares of the Company’s Common Stock as of the date of this Current Report. After the Reverse Split takes effect, CML and Ms. Jing Zhang will own approximately 0.33% of the total outstanding shares of the Company’s Common stock and the rest of our holders of Common Stock will own approximately 0.17%.

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

The following diagram sets forth the structure of the Company as of the date of this Current Report:

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

SpeedG Dashboard

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

Employees

We currently have 25 employees. We have 13 employees on product team, 2 employees on the research and development team, 4 people on the marketing and sales team and 2 people in the administrative department and rest of the departments.

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

As of the date of this Annual Report on Form 10-K, our directors, executive officers and our largest shareholder whose representative serves on our Board of Directors owned approximately 94% of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors, executive officers and largest shareholder whose representative serves on our Board of Directors, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

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

ITEM 3. LEGAL PROCEEDINGS

Neither we, nor our wholly owned subsidiaries Technovative Group, Limited, Technovative Asia Limited, Innorei Group Limited or Innorei Group Sdn Bhd are presently involved in any litigation incident to our business.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)       Market Information. Our common stock is quoted on the OTC Pink Market under the trading symbol “TEHG”. Our Common Stock did not trade prior to June 18, 2013. Trading in stocks quoted on the OTC Pink Market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future. OTC securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

The following table sets forth the quarterly high and low sales price per share of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL QUARTER ENDED	HIGH	LOW

2016
March 31	$0.52	$0.52
June 30	0.05	0.05
September 30	0.15	0.5
December 31	0.51	0.51

2015
March 31	$2.5	$2.5
June 30	2.2	2
September 30	1	1
December 31	0.8	0.8

(b)	Stockholders. At March 29, 2017, we had approximately 34 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans. None.

ISSUANCES OF UNREGISTERED SECURITIES

        Technovative Group, Inc. (“Technovative Group”), entered into a Share Sales Agreement (the “Share Sales Agreement”) dated October 26, 2016, with Foo Khee Long, the sole shareholder of Innorei Group (Samoa) Limited (“IRG Samoa”), a holding company of Innorei Group Sdn. Bhd. (“IRG Malaysia”). IRG Malaysia is a mobile solutions apps development and information technology service provider. Under the terms of the Agreement, Technovative Group agreed to issue 8,000,000 shares of its common stock to Foo Khee Long subject to completion of certain pre-conditions by both parties, including due diligence by Innorei Samoa.

        In accordance with the Share Sales Agreement, and upon satisfaction of the conditions precedent to the issuance of the 8,000,000 shares of Technovative Group, on February 22, 2017, Technovative Group issued 4,000,000 restricted shares of its common stock to Foo Khee Long, 3,000,000 restricted shares of its common stock to Lim Kian Seong and 1,000,000 restricted shares of its common stock to Soo Soon Kid.

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

As of December 31, 2016 and December 31, 2015, our total accumulated deficits, including accumulated deficit during development stage, were $2,280,671 and $957,338, respectively. Our stockholders’ equity was $165,462 and $1,483,123, respectively.

Results of Operations

For the year ended December 31, 2016 compared with the year ended December 31, 2015

Gross Revenues

The Company received sales revenues of nil in the year ended December 31, 2016 and December 31, 2015.

Operating Expenses

Operating expenses for the year ended December 31, 2016 and December 31, 2015 were $1,330,714 and $953,138, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net (losses) for the year ended December 31, 2016 and December 31, 2015, were ($1,323,333) and ($952,983), respectively. Basic and diluted net (loss) per share from continuing operations amounted to ($0.02) and ($0.02) respectively for the year ended December 31, 2016 and December 31, 2015 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $370,350 increase in net (loss)for the year ended December 31, 2016 and December 31, 2015 was due to an increase in general and administrative expenses with continuous financial resources in-put.

Liquidity and Capital Resources

At December 31, 2016 we had a working capital deficits of ($15,287) consisting of cash on hand of $668,566 as compared to a working capital surplus of $1,452,818 and cash on hand of $1,628,083 as of December 31, 2015.

Net cash provided by (used in) operating activities for the year ended December 31, 2016 was ($1,064,710) as compared to net cash used in operating activities of ($1,108,325) for the year ended December 31, 2015. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the year ended December 31, 2016 was $106,470 as compared to ($43,343) for the year ended December 31, 2015. The different was derived from investing activities on fixed assets and an acquisition of a subsidiary.

Net cash provided by financing activities for the year ended December 31, 2016 was nil as compared to $2,770,374 for the year ended December 31, 2015 derived from issuance of common stock and advances from directors.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2016.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 26, 2017, Ms Liang Mei Hua was appointed as Director of the Board of the registrant.

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

Liang Meihua, is Director of TEHG. Ms. Liang is also Assistant Gerneral Manager of Foshan Shunde Yunyu Environmental Protection Products Co., Ltd. In 2007, Ms. Liang is graduated from Shunde Polytechnic University, Foshan. From 2010 to 2012, Ms. Liang was the incharge of cashier of Foshan Pangu Investment Management Co. From 2006 to 2010, Ms. Liang as an assistant general Manager to handle overall business management & accounting in Foshan Shunde Jisen Auto Parts Co., Ltd. (manufacturing).

Audit Committee

Our Board of Directors does not have a separate, standing audit committee at this time.  Pursuant to Section 3(a)(58) of the Exchange Act, the full Board of Directors performs the functions of an audit committee for the Company.  During the year ended December 31, 2016, the Board of Directors met 0 times. Each member of the Board attended all of the meetings of the Board and committees on which he served.  Although all of the members of the Board of Directors are financial literate under listing standards of national securities exchanges such as the NYSE, none of the members of the Board of Directors qualifies as an “audit committee financial expert” as such term is defined under Item 407(d)(5) of Regulation S-K. Although the Board of Directors believes that it is appropriate and desirable for the Board to have an “audit committee financial expert,” the Board believes that based upon the limited size and operations of the Company at this time, it is appropriate for the Company to not have an “audit committee financial expert.”

There are no family relationships among any of our directors, executive officers, or advisors.

Nominating Procedures

During the fiscal year ended December 31, 2016, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

None

Code of Ethics

We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the Company. There have been no waivers to any of the Code of Ethics provisions nor any amendments made to the Code of Ethics during the year ended December 31, 2016.

ITEM 11.  EXECUTIVE  COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the fiscal years ended December 31, 2016 and 2015 for TEHG.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($)	Total ($)
Lee Chan Yue (1) President and CEO	2016 2015	–	–	–	–	–	–	–	–

Robert Bludorn(2) President	2015	–	–	–	–	–	–	–	–
and CEO	2014	–	–	–	–	–	–	–	–

(1) Mr. Lee is serving as the President and CEO of the Company since November 14, 2014.
(2) Mr. Bludorn was the Company’s President, CEO and Director from February 15, 2013 through November 14, 2014.

The following is a summary of the compensation TGL paid to our executive officers for the fiscal year ended December 31, 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($)	Total ($)
Lee Chan Yue(1) President and CEO	2014	–	–	–	–	–	–	–	–

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

Employment Agreements

None.

Compensation of Directors

For the fiscal year ended December 31, 2016, none of the members of our Board of Directors received compensation for their services as directors. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

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

				Percent of
Name and Address of Beneficial Owner(1)	Title of Class	Amount(2)		Class(3)

Directors and named Executive Officers
Lee Chan Yue Flat C, 2/F, No 161, Mai Po Tsuen, Yuen Long, San Tin, New Territories, Hong Kong	Common Stock	0		*

	Series A Preferred Stock	0		*

All Directors and executive officers as a group (1 person)	Common Stock	0		*

	Series A Preferred Stock	0		*

5% Security Holders

Kung Wai Fan Candy(4) Flat D, 11/F., Block 31, Grand Dynasty View, 9 Ma Wo Road, Classical Gardens, Tai Po, N.T., Hong Kong	Common Stock	51,447,711	(5)	94%	(5)

	Series A Preferred Stock	100,000		100%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

During 2016, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by AWC (CPA) Limited & Centurion ZD CPA Ltd during fiscal years 2016 and 2015:

	2016	2015

Audit Fees	$3,933	$6,933
Audit-Related Fees
Tax Fees
All Other Fees

Total	$3,933	$6,933

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2016 and 2015, no services were provided in this category.

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

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets

		Consolidated Statements of Operations and Comprehensive Loss

		Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

		Consolidated Statements of Cash Flows

		Notes to Consolidated Financial Statements

	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

Exhibit No.	Description

2.1	Form of Share Exchange Agreement dated April 24, 2015 by and among Technovative Group, Inc., Technovative Group Limited and Technovative Group Limited’s Shareholder (incorporated by reference to Exhibit 3.1 in Technovative Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commision on April 27, 2015)

3.1	Articles of Amendment of the Articles of Incorporation of Technovative Group, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2015)

3.1	Articles of Incorporation of the Company filed with the Secretary of State of the State of Wyoming onAugust 12, 2010 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on December 6, 2010 (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.3	Amended and Restated of Articles of Incorporation filed with the Secretary of State of the State of Wyoming on April 26, 2011 (incorporated by reference herein to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on June 4, 2013 (incorporated by reference herein to Exhibit 3.4 to the Company’s Annual Report filed with the SEC on April 15, 2015).

3.5	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on February 26, 2015 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2015).

3.6	Bylaws (incorporated by reference herein to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.7	Amended and Restated Bylaws of Solar America Corp., dated April 4, 2011(incorporated by reference herein to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

10.1	Equity and Settlement Agreement dated as of November 14, 2014 by and between the Company and Cannon Investments, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report filed with the SEC on April 15, 2015).

10.2	Termination Agreement dated as of November 14, 2014 by and between the Company and Tuverga Finance Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report filed with the SEC on April 15, 2015).

10.3	Debt Settlement Agreement and Mutual Release as of November 14, 2014 by and between the Company and Tenton Global LLC. (incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report filed with the SEC on April 15, 2015).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TECHNOVATIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

九龍 旺角 亞皆老街八號 朗豪坊辦公大樓2105-06室

Tel: (852) 2780 0607    Fax: (852) 2780 0013

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Technovative Group, Inc.

We have audited the accompanying consolidated balance sheets of Technovative Group, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, October 27, 2017

TECHNOVATIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$668,566	$1,628,083
Prepayments, deposits and other receivables	37,015	94,707
Total current assets	705,581	1,722,790
Property and equipment, net	180,749	30,305
TOTAL ASSETS	$886,330	$1,753,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$399,831	$10,631
Due to a director	258,215	259,341
Due to a related company	62,822	-
Total current liabilities	720,868	269,972
Total liabilities	720,868	269,972

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 200,000,000 shares, 54,723,820 and 54,723,820 shares respectively issued and outstanding as of December 31, 2016 and 2015 *	54,724	54,724
Additional paid-in capital *	2,376,402	2,376,402
Accumulated losses	(2,280,671)	(957,338)
Accumulated other comprehensive income	15,007	9,335
Total stockholders’ equity	165,462	1,483,123
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$886,330	$1,753,095

*	The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the year ended December 31,
	2016	2015

Revenues	$-	$-
Costs of revenues	-	-
Gross profit	-	-

Selling, general and administrative	(1,330,714)	(953,138)
Loss from operations	(1,330,714)	(953,138)

Interest income	174	155
Loss before income taxes	(1,330,540)	(952,983)

Income taxes	7,207	-
Net loss	$(1,323,333)	$(952,983)

Other comprehensive income
Foreign currency translation adjustments	5,672	9,334
Comprehensive loss	$(1,317,661)	$(943,649)

Earnings per share

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	54,723,820	53,123,332

*	The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

					Accumulated
			Additional		other
	Common stock*		paid-in	Accumulate	comprehensive
	Shares	Amount	capital	losses	income	Total

Balance, January 1, 2015	51,500,000	$51,500	$-	$(4,355)	$1	$47,146

Reverse merger and acquisition	258,749	259	(81,103)	-	-	(80,844)
Issuance of shares	2,965,071	2,965	2,457,505	-	-	2,460,470
Net loss	-	-	-	(952,983)	-	(952,983)
Foreign currency adjustment	-	-	-	-	9,334	9,334

Balance, December 31, 2015	54,723,820	$54,724	$2,376,402	$(957,338)	$9,335	$1,483,123

Net loss	-	-	-	(1,323,333)	-	(1,323,333)
Foreign currency adjustment	-	-	-	-	5,672	5,672

Balance, December 31, 2016	54,723,820	$54,724	$2,376,402	$(2,280,671)	$15,007	$165,462

*	The number of shares of common stock has been retroactively restated to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and 1-for-10 reverse stock split effected on May 11, 2015.

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,323,333)	$(952,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,671	13,048
Deferred income tax	(7,207)	-
Loss on disposal of property and equipment	15,288	-
Written off of receivables	228	-
Written off of goodwill	357,951	-
Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	64,037	(94,677)
Accounts payable	(10,557)	-
Other payables and accrued liabilities	(187,788)	(73,713)
Net Cash Used In Operating Activities	(1,064,710)	(1,108,325)

Cash Flows from Investing Activities:
Purchase of property and equipment	(22,060)	(43,343)
Acquisition of a subsidiary (net of cash acquired)	128,530	-
Net Cash Provided by (Used In) Investing Activities	106,470	(43,343)
Cash Flows from Financing Activities:
Proceeds from the issuance of common shares	-	2,512,229
Advances from a related party	-	-
Advances from a director	-	258,145
Net Cash Provided by Financing Activities	-	2,770,374
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,277)	9,377

Net (Decrease) Increase In Cash and Cash Equivalents	(959,517)	1,628,083
Cash and Cash Equivalents at Beginning of Year	1,628,083	-
Cash and Cash Equivalents at End of Year	$668,566	$1,628,083

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

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

Principles of consolidation

The consolidated financial statements at December 31, 2016 and 2015 include the amount of TEHG and TGL, a direct wholly owned subsidiary of the Company and TAL, an indirect wholly-owned subsidiary of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Plant and equipment

Plant and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and equipment	5 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Motor vehicle	4 years

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

As shown in the consolidated financial statements, the Company has generated a net loss of $ (1,323,333) for the year ended December 31, 2016 and an accumulated deficit of $2,280,671 as of December 31, 2016. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

3.	Property and Equipment, Net

	As of December 31,
	2016	2015

Furniture, fixtures and equipment	$132,411	$14,252
Leasehold improvements	33,944	29,105
Motor vehicle	44,605	-
Total property and equipment	210,960	43,357
Less: Accumulated depreciation	(30,211)	(13,052)
Total property and equipment, net	$180,749	$30,305

The depreciation expenses for the years ended December 31, 2016 and 2015 were $26,671 and $13,048, respectively.

4.	Common Stock

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

As of December 31, 2016, there were 54,723,820 shares of Common Stock and no shares of preferred stock issued and outstanding.

5.	Earnings Per Share

	For the year ended December 31,
	2016	2015

Net loss attributable to common shareholders for computing basic net loss per common share	$(1,323,333)	$(952,983)

Weighted average number of common shares outstanding – Basic and diluted	54,723,820	53,123,332

Basic and diluted loss per common share	$(0.02)	$(0.02)

6.	Income Taxes

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

Hong Kong

TAL is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. TAL HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2016 and 2015, and therefore, TAL HK was not subject to Hong Kong profits tax.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the years ended December 31, 2016 and 2015, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the year ended December 31,
	2016	2015

Loss before income taxes	$(1,323,333)	$(952,983)
Tax at the income tax rate 34%	(449,934)	(324,014)
Valuation allowance	442,727	324,014
Income taxes	$(7,207)	$-

7.	Acquisition

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

The following table summarizes the consideration paid for IRG Samoa and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration
Equity instruments (8,000,000 common shares of the Company)	$320,000

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$128,530
Deposits, prepayments and other receivables	7,011
Property and equipment, net	183,349
Accounts payable	(9,069)
Amount due to a related company	(67,509)
Other payables and accrued liabilities	(280,263)
Goodwill	$357,951

The fair value of the 8,000,000 common shares issued as part of the consideration paid for IRG Samoa ($320,000) was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

8.	Related Parties Transactions

Nature of relationships with related parties

Name	Relationships with the Company
Miss Kung Wai Fan Candy (Miss Kung)	A director of the Company
Spider Comm Sdn Bhd	Former officer of IRG Malaysia

Related party balances and transactions

Miss Kung

During the years ended December 31, 2016 and 2015, the Company received advances from Miss Kung in aggregate of $nil and $258,145 (HKD 2,000,000), respectively without interest and due on demand. As of December 31, 2016 and 2015, the loan payable balance to Miss Kung was $258,215 and $259,341, respectively.

Spider Comm Sdn Bhd

On October 26, 2016, the Company acquired Innorei Group (Samoa) with an amount due to Spider Comm Sdn Bhd of $67,509.

During the years ended December 31, 2016 and 2015, the Company incurred rental expenses of $12,542 and $nil respectively to Spider Comm Sdn Bhd. As of December 31, 2016 and 2015, the loan payable balance to Spider Comm Sdn Bhd was $62,822 and $nil, respectively.

9.	Commitments and Contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended December 31, 2016 and 2015 were $144,505 and $118,666 respectively.

As of December 31, 2016, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended December 31, 2016,
2017	$32,052
2018	18,734
Thereafter	-
Total minimum lease payments	$50,786

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the year ended December 31, 2016.

10.	Subsequent Events

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2017.

TECHNOVATIVE GROUP, INC.

By:	/s/ Lin Kuan Liang Nicolas
Name:	Lin Kuan Liang Nicolas
Title:	Chief Executive Officer / Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, on October 27, 2017.

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

October 27, 2017

26