Form 10-Q
period 2017-06-30
Technovative Group, Inc.
filed 2017-10-31
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☒

As of August 1, 2017, the registrant had 62,723,820 shares of common stock, par value $.001 per share, issued and outstanding.

Explanatory Note

Technovative Group, Inc. (“Technovative Group”) has filed this quarterly report on Form 10-Q which was due on or about August 15, 2017 and is, therefore, delinquent. Technovative Group is filing all past due periodic reports so as to become current in all its periodic filings. Technovative Group ceased filing periodic reports after filing its Form 10-Q on November 16, 2017 for the period ended September 30, 2017. The information regarding its state of incorporation, address and telephone number on the cover page of this Form 10-Q reflects the information as of the date of filing this delinquent Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED BALANCE SHEET

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,810	$668,566
Prepayments, deposits and other receivables	31,917	37,015
Total current assets	247,727	705,581
Property and equipment, net	181,980	180,749
TOTAL ASSETS	$429,707	$886,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$84,269	$399,831
Due to a related company	65,606	62,822
Due to a director	256,552	258,215
Total current liabilities	406,427	720,868
Total liabilities	406,427	720,868

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 200,000,000 shares, 62,723,820 and 54,723,820 shares respectively issued and outstanding as of June 30, 2017 and December 31, 2016	62,724	54,724
Additional paid-in capital	2,688,402	2,376,402
Accumulated losses	(2,740,305)	(2,280,671)
Accumulated other comprehensive income	12,459	15,007
Total stockholders’ equity	23,280	165,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,707	$886,330

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,256	$-	$2,112	$-

Selling, general and administrative	(202,867)	(164,832)	(461,768)	(432,146)
Loss from operations	(201,611)	(164,832)	(459,656)	(432,146)

Interest income	6	91	22	108
Loss before income taxes	(201,605)	(164,741)	(459,634)	(432,038)

Income taxes	-	-	-	-
Net loss	$(201,605)	$(164,741)	$(459,634)	$(432,038)

Other comprehensive income
Foreign currency translation adjustments	4,204	6,488	(2,548)	604
Comprehensive loss	$(197,401)	$(158,253)	$(462,182)	(431,434)

Earnings per share

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	62,723,820	54,723,820	60,381,279	54,723,820

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

(a development stage company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(459,634)	$(432,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,522	8,823
Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	5,317	573
Other payables and accrued liabilities	1,094	6,305
Net Cash Used In Operating Activities	(433,701)	(416,337)

Cash Flows from Investing Activities:
Purchase of property and equipment	(12,892)	(2,830)
Net Cash Used In Investing Activities	(12,892)	(2,830)

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	-	-
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,163)	(1,119)

Net Decrease In Cash and Cash Equivalents	(452,756)	(420,286)
Cash and Cash Equivalents at Beginning of Period	668,566	1,628,083
Cash and Cash Equivalents at End of Period	$215,810	$1,207,797

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Issuance of shares for acquisition	$320,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Principles of consolidation

The unaudited condensed consolidated financial statements at June 30, 2017 include the amount of TEHG and TGL, a direct wholly owned subsidiary of the Company and TAL, an indirect wholly-owned subsidiary of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

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

As shown in the unaudited condensed consolidated financial statements, the Company has generated a net loss of $459,634 for the six months ended June 30, 2017 and an accumulated deficit of $2,740,305 as of June 30, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

3.	Property and Equipment, Net

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)

Furniture and fixtures	$146,859	$132,411
Leasehold improvements	40,051	33,944
Motor vehicle	46,582	44,605
Total property and equipment	233,492	210,960
Less: Accumulated depreciation	(51,512)	(30,211)
Total property and equipment, net	$181,980	$180,749

The depreciation expenses for the three months ended June 30, 2017 and 2016 were $10,047 and $4,486, respectively. The depreciation expenses for the six months ended June 30, 2017 and 2016 were $19,522 and $8,823, respectively.

4.	Common Stock

On February 22, 2017, the Company issued 8,000,000 shares of common stock to the vendor as consideration of the acquisition of IRG Samoa.

As of June 30, 2017, there were 62,723,820 shares of common stock and no shares of preferred stock issued and outstanding.

5.	Earnings Per Share

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to common shareholders for computing basic net loss per common share	$(201,605)	$(164,741)	$(459,634)	$(432,038)

Weighted average number of common shares outstanding – Basic and diluted	62,723,820	54,723,820	60,381,279	54,723,820

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

6.	Income Taxes

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

Hong Kong

TAL is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. TAL HK did not earn any income that was derived in Hong Kong for the three months and six months ended June 30, 2017 and 2016, and therefore, TAL HK was not subject to Hong Kong profits tax.

Malaysia

In the opinion of the management, IRG Malaysia will not generate any taxable income in the future.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three months and six months ended June 30, 2017 and 2016, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Loss before income taxes	$(201,605)	$(164,741)	$(459,634)	$(432,038)

Tax at the income tax rate 34%	(68,546)	(56,012)	(156,276)	(146,893)
Valuation allowance	68,546	56,012	156,276	146,893
Income taxes	$-	$-	$-	$-

7.	Related Parties Transactions

Nature of relationships with related parties

Name	Relationships with the Company
Miss Kung Wai Fan Candy (Miss Kung)	A director of the Company
Spider Comm Sdn Bhd	Former officer of IRG Malaysia

Related party balances and transactions

During the six months ended June 30, 2017 and 2016, the Company did not receive or repay any advances from Miss Kung. As of June 30, 2017 and December 31, 2016, the loan payable balance to Miss Kung was $256,552 and $258,215 respectively, without interest and due on demand.

Spider Comm Sdn Bhd

On October 26, 2016, the Company acquired Innorei Group (Samoa) with an amount due to Spider Comm Sdn Bhd of $67,509.

During the three months ended June 30, 2017 and 2016, the Company incurred rental expenses of $4,723 and $nil respectively to Spider Comm Sdn Bhd. During the six months ended June 30, 2017 and 2016, the Company incurred rental expenses of $9,446 and $nil respectively to Spider Comm Sdn Bhd. As of June 30, 2017 and December 31, 2016, the loan payable balance to Spider Comm Sdn Bhd was $65,606 and $62,822, respectively.

8.	Commitments and Contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended June 30, 2017 and 2016 were $5,883 and $32,961 respectively. Rental expenses under operating leases for the six months ended June 30, 2017 and 2016 were $33,161 and $65,864 respectively.

As of June 30, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended June 30, 2017,
2018	$19,002
2019	9,501
Thereafter	-
Total minimum lease payments	$28,503

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the six months ended June 30, 2017.

9.	Subsequent Events

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

As of June 30, 2017 and December 31, 2016, our total accumulated deficits, including accumulated deficit during development stage, were $2,740,305 and $2,280,671, respectively. Our stockholders’ equity was $23,280 and $165,462, respectively.

Results of Operations

For the three months ended June 30, 2017 compared with the three months ended June 30, 2016

Gross Revenues

The Company received sales revenues of $1,256 in the three months ended June 30, 2017 and compared to nil in the three months ended June 30, 2016.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and June 30, 2016 were $202,867   and $164,832, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits, and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net (losses) for the three months ended June 30, 2017 and June 30, 2016, were ($201,605) and ($164,741), respectively. Basic and diluted net (loss) per share from continuing operations amounted ($0.00) and ($0.00) respectively for the three months ended June 30, 2017 and June 30, 2016 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $36,864 increase in net (loss) for the three months ended June 30, 2017 comparing with three months ended June 30, 2016 was due to an increase in general and administrative expenses with continuous financial resources input.

For the six months ended June 30, 2017 compared with the six months ended June 30, 2016

Gross Revenues

The Company received sales revenues of $2,112 in the six months ended June 30, 2017 and compared to nil in the three months ended June 30, 2016.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 and June 30, 2016 were $461,768 and $432,146, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits, and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net (losses) for the six months ended June 30, 2017 and June 30, 2016, were ($459,634) and ($432,038), respectively. Basic and diluted net (loss) per share from continuing operations amounted ($0.01) and ($0.01) respectively for the six months ended June 30, 2017 and June 30, 2016 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $27,596 increase in net (loss) for the six months ended June 30, 2017 comparing with six months ended June 30, 2016 was due to an increase in general and administrative expenses with continuous financial resources input.

Liquidity and Capital Resources

At June 30, 2016 we had a working capital deficit of ($158,700) consisting of cash on hand of $215,810 as compared to a working capital deficit of ($15,287) and cash on hand of $668,566 as of December 31, 2016..

Net cash provided by (used in) operating activities for the three months ended June 30, 2017 was ($433,701) as compared to net cash used in operating activities of ($416,337) for the three months ended June 30, 2016. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the three months ended June 30, 2017 was ($12,892) as compared to ($2,830) for the three months ended June 30, 2016. The different was derived from investing activities on fixed assets.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

As of June 30, 2017, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of June 30, 2017, the Company’s disclosure controls and procedures were not effective. The Company does not have any documented disclosure control and procedures and its management lacks sufficient familiarity with SEC reporting rules. As a result, the Company failed to file a Current Report on Form 8-K to report a private placement of 988,239 shares of Common Stock on September 2, 2015 as set forth in Item 5 of “Part II Other Information” below. Management intends to work with outside counsel to adopt formal written disclosure controls and procedures and educate the Company’s officers and directors as to the Company’s responsibilities.

As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On June 1, 2017, the Company changed its domicile from Wyoming to Delaware by filing Articles of Merger with the Wyoming Secretary of State and a Certificate of Merger with the Delaware Secretary of State.

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

Technovative Group, Inc.

Date: October 31, 2017	By:	/s/ Lin Kuan Liang Nicolas
	Name:	Lin Kuan Liang Nicolas
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

