Form 10-Q
period 2017-09-30
Technovative Group, Inc.
filed 2017-11-14
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

As of November 13, 2017, the registrant had 62,723,820  shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 – 13

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$333,220	$668,566
Prepayments, deposits and other receivables	23,386	37,015
Total current assets	356,606	705,581
Property and equipment, net	159,691	180,749
TOTAL ASSETS	$516,297	$886,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$86,117	$399,831
Due to a related company	66,710	62,822
Promissory note – related party	256,410	-
Due to directors	257,317	258,215
Total current liabilities	666,554	720,868
Total liabilities	666,554	720,868

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 200,000,000 shares, 62,723,820 and 54,723,820 shares respectively issued and outstanding as of September 30, 2017 and December 31, 2016	62,724	54,724
Additional paid-in capital	2,688,402	2,376,402
Accumulated losses	(2,914,733)	(2,280,671)
Accumulated other comprehensive income	13,350	15,007
Total stockholders’ equity	(150,257)	165,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$516,297	$886,330

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$49	$-	$2,161	$-

Selling, general and administrative	(166,342)	(165,045)	(628,110)	(597,191)
Loss from operations	(166,293)	(165,045)	(625,949)	(597,191)
Loss on disposal of fixed assets	(8,141)	-	(8,141)	-
Interest income	6	20	28	128
Loss before income taxes	(174,428)	(165,025)	(634,062)	(597,063)

Income taxes	-	-	-	-
Net loss	$(174,428)	$(165,025)	$(634,062)	$(597,063)

Other comprehensive income
Foreign currency translation adjustments	891	764	(1,657)	1,368
Comprehensive loss	$(173,537)	$(164,261)	$(635,719)	(595,695)

Earnings per share

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	62,723,820	54,723,820	61,170,706	54,723,820

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the nine months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(634,062)	$(597,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,475	13,312
Loss on disposal of property and equipment	8,141	-
Written-off of receivables	920	-
Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	13,738	17,258
Other payables and accrued liabilities	1,237	17,548
Net Cash Used In Operating Activities	(581,551)	(548,945)

Cash Flows from Investing Activities:
Proceed from sale of property and equipment	7,733	-
Purchase of property and equipment	(13,023)	(2,831)
Net Cash Used In Investing Activities	(5,290)	(2,831)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	256,410	-
Net Cash Provided By Financing Activities	256,410	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,915)	(366)

Net Decrease In Cash and Cash Equivalents	(335,346)	(552,142)
Cash and Cash Equivalents at Beginning of Period	668,566	1,628,083
Cash and Cash Equivalents at End of Period	$333,220	$1,075,941

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Issuance of shares for acquisition	$320,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TGL is a Samoa company incorporated on October 14, 2014. TAL is a Hong Kong company incorporated on November 21, 2014.

On October 26, 2016, the Company acquired 100% of the outstanding common shares of Innorei Group (Samoa) Limited (“IRG Samoa”), a holding company of Innorei Group Sdn. Bhd. (“IRG Malaysia”). IRG Malaysia was a mobile solutions apps development and information technology service provider. The Company issued 8,000,000 common stock to the vendor and two vendor’s nominees at February 22, 2017 as consideration.

The Company is a website creation and e-commerce enablement provider for the online presence needs of small to mid-size business retailers.

Principles of consolidation

The unaudited condensed consolidated financial statements at September 30, 2017 include the amount of TEHG and TGL, a direct wholly owned subsidiary of the Company and TAL, an indirect wholly-owned subsidiary of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

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

As shown in the unaudited condensed consolidated financial statements, the Company has generated a net loss of $634,062 for the nine months ended September 30, 2017 and an accumulated deficit of $2,914,733 as of September 30, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

3.	Property and Equipment, Net

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)

Furniture and fixtures	$127,974	$132,411
Leasehold improvements	40,725	33,944
Motor vehicle	47,365	44,605
Total property and equipment	216,064	210,960
Less: Accumulated depreciation	(56,373)	(30,211)
Total property and equipment, net	$159,691	$180,749

The depreciation expenses for the three months ended September 30, 2017 and 2016 were $8,929 and $4,489, respectively. The depreciation expenses for the nine months ended September 30, 2017 and 2016 were $28,475 and $13,312, respectively.

4.	Common Stock

As of December 31, 2014, the authorized capital stock of the Company consisted of 200,000,000 shares of Common Stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001, and there were 48,000,000 shares of common stock issued and outstanding.

Issuance of shares

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

On February 22, 2017, the Company issued 8,000,000 shares of common stock to the vendor and two vendor’s nominees as consideration of the acquisition of IRG Samoa.

As of September 30, 2017, there were 62,723,820 shares of common stock and no shares of preferred stock issued and outstanding.

Stock reverse split

On February 26, 2015, the Company implement a 1-for-20 reverse stock split of its issued and outstanding common stock, par value $.001 per share.

On April 24, 2015, TEHG, TGL and the TGL Stockholder entered into and consummated transactions pursuant to a Share Exchange Agreement, whereby the Company issued to the TGL Stockholder an aggregate of 100,000 shares of its Series A Preferred Stock, in exchange for 100% of the TGL equity interest held by the TGL Stockholder. The 100,000 shares of Series A Preferred Stock will automatically convert into 51,500,000 shares Common Stock upon the effectiveness of a 1-for-10 reverse stock split to be conducted by TEHG after the Share Exchange Transaction. As a result of the Share Exchange Transaction, TGL became direct wholly-owned subsidiary and TAL became indirect subsidiary.

On May 11, 2015, the Company effectuated a 1-for-10 reverse stock split, resulting 10 shares of the Company’s Common Stock becoming 1 share of the Company’s Common Stock, without changing the par value of the Common Stock. Pursuant to the Articles of Amendment filed on April 17, 2015, 100,000 shares of Series A Preferred Stock automatically held by the TGL Stockholder converted to 51,500,000 shares of Common Stock of the Company. Thus, the shares of Common Stock held by the TGL Stockholder constituted approximately 99.5% of our issued and outstanding Common Stock.

5.	Losses Per Share

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net losses attributable to common shareholders for computing basic net loss per common share	$(174,428)	$(165,025)	$(634,062)	$(597,063)

Weighted average number of common shares outstanding – Basic and diluted	62,723,820	54,723,820	61,170,706	54,723,820

Basic and diluted losses per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

6.	Income Taxes

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

Hong Kong

TAL is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. TAL HK did not earn any income that was derived in Hong Kong for the three months and nine months ended September 30, 2017 and 2016, and therefore, TAL HK was not subject to Hong Kong profits tax.

Malaysia

In the opinion of the management, IRG Malaysia will not generate any taxable income in the future.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three months and nine months ended September 30, 2017 and 2016, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Loss before income taxes	$(174,428)	$(165,025)	$(634,062)	$(597,063)

Tax at the income tax rate 34%	(59,306)	(56,109)	(215,581)	(203,001)
Valuation allowance	59,306	56,109	215,581	203,001
Income taxes	$-	$-	$-	$-

7.	Related Parties Transactions

Nature of relationships with related parties

Name	Relationships with the Company
Miss Liang Meihua (Miss Liang)	A director of the TEHG
Miss Kung Wai Fan Candy (Miss Kung)	A director of the TAL
Spider Comm Sdn Bhd	Former officer of IRG Malaysia

Related party balances and transactions

On August 2, 2017, The Company entered into a promissory note (the “Note”) with Liang Meihua, the director of the Company since October 21, 2016, in the principal amount of $256,410. The Note shall be due and payable within 12 months (as extended by the holder from time to time) from the issuance date of the Note, and shall be interest free and shall not accrue any interest and bearing interest of 5% if an event of default occurred. On the date when the Company consummates the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000, the Note shall automatically convert into fully paid and non-assessable shares of the Company’s $0.001 par value per share common stock at a conversion price equal to the per share price of the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000. If no sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000 is consummated prior to the maturity date, the holder of the Note shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of this Note into conversion shares at a conversion price of $0.10 per Share. As of September 30, 2017 and December 31, 2016, the promissory note payable to Miss Liang was $256,410 and nil respectively.

During the three months and nine months ended September 30, 2017 and 2016, the Company did not receive any advances from Miss Kung. As of September 30, 2017 and December 31, 2016, the loan payable balance to Miss Kung was $257,317 and $258,215 respectively, without interest and due on demand.

Spider Comm Sdn Bhd

On October 26, 2016, the Company acquired Innorei Group (Samoa) with an amount due to Spider Comm Sdn Bhd of $67,509.

During the three months ended September 30, 2017 and 2016, the Company incurred rental expenses of $5,050 and $nil respectively to Spider Comm Sdn Bhd. During the nine months ended September 30, 2017 and 2016, the Company incurred rental expenses of $14,496 and $nil respectively to Spider Comm Sdn Bhd. As of September 30, 2017 and December 31, 2016, the loan payable balance to Spider Comm Sdn Bhd was $66,710 and $62,822, respectively.

8.	Commitments and Contingencies

Operating Lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended September 30, 2017 and 2016 were $5,050 and $32,980 respectively. Rental expenses under operating leases for the nine months ended September 30, 2017 and 2016 were $38,211 and $98,844 respectively.

As of September 30, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended September 30, 2017,
2018	$19,893
2019	4,973
Thereafter	-
Total minimum lease payments	$24,866

Legal Proceeding

There has been no legal proceeding in which the Company is a party for the nine months ended September 30, 2017.

9.	Subsequent Events

There were no events or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2017.

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

The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Technovative Group, Inc., a Delaware corporation (“TEHG”), (ii) Technovative Group Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of TEHG (“TGL”), (iii) Technovative Asia Limited, a company incorporated under the laws of Hong Kong and a wholly-owned subsidiary of TGL (“TAL”), (iv) Innorei Group (Samoa) Limited (“IRG Samoa”), , a company incorporated under the laws of Samoa and a wholly owned subsidiary of TGL , and (v) (“IRG Malaysia”), a Malaysian company and a wholly owned subsidiary of [IRG Samoa] .

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

As of September 30, 2017 and December 31, 2016, our total accumulated deficits, including accumulated deficit during development stage, were $2,914,733 and $2,280,671, respectively. Our stockholders’ equity was ($150,257) and $165,462, respectively.

Results of Operations

For the three months ended September 30, 2017 compared with the three months ended September 30, 2016

Gross Revenues

The Company received sales revenues of $49 in the three months ended September 30, 2017 and compared to nil in the three months ended September 30, 2016.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 and September 30, 2016 were $166,342 and $165,045, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits, and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the three months ended September 30, 2017 and September 30, 2016, were $174,428 and $165,025, respectively. Basic and diluted net loss per share from continuing operations amounted $0.00 and $0.00 respectively for the three months ended September 30, 2017 and September 30, 2016 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $9,403 increase in net loss for the three months ended September 30, 2017 compared with three months ended September 30, 2016 was due to an increase in general and administrative expenses with continuous financial resources input.

For the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

Gross Revenues

The Company received sales revenues of $2,161 in the nine months ended September 30, 2017 and compared to nil in the nine months ended September 30, 2016.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 and September 30, 2016 were $628,110 and $597,191, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits, and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the nine months ended September 30, 2017 and September 30, 2016, were $634,062 and $597,063, respectively. Basic and diluted net loss per share from continuing operations amounted $0.01 and $0.01 respectively for the nine months ended September 30, 2017 and September 30, 2016 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $36,999 increase in net loss for the nine months ended September 30, 2017 comparing with nine months ended September 30, 2016 was due to an increase in general and administrative expenses with continuous financial resources input.

Liquidity and Capital Resources

At September 30, 2017 we had a working capital deficits of $309,948 consisting of cash on hand of $333,220 as compared to a working capital deficits of $15,287 and cash on hand of $668,566 as of December 31, 2016.

Net cash used in operating activities for the nine months ended September 30, 2017 was $581,551 as compared to net cash used in operating activities of $548,945 for the nine months ended September 30, 2016. The cash used in operating activities are mainly for filing fees, professional fees, payroll and benefits and general expenses.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2017 was ($5,290) as compared to ($2,831) for the nine months ended September 30, 2016. The different was derived from investing activities on fixed assets.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2017 was 256,410 as compared to nil for the nine months ended September 30, 2016 derived from issuance of common stock and advances from directors.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

As of September 30, 2017, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of September 30, 2017, the Company’s disclosure controls and procedures were not effective. The Company does not have any documented disclosure control and procedures and its management lacks sufficient familiarity with SEC reporting rules. As a result, the Company failed to file a Current Report on Form 8-K to report a private placement of 988,239 shares of Common Stock on September 2, 2015, which was then reported in a Form 10-Q filed on November 16, 2015, for the period ended September 30, 2015. Management intends to work with outside counsel to adopt formal written disclosure controls and procedures and educate the Company’s officers and directors as to the Company’s responsibilities.

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technovative Group, Inc.

Date: November 14, 2017	By:	/s/ Lin Kuan Liang Nicolas
	Name:	Lin Kuan Liang Nicolas
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

