Form 10-K/A
period 2016-12-31
Technovative Group, Inc.
filed 2018-01-12
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Explanatory Note

Technovative Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its annual report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on October 30, 2017 (the “Original Form 10-K”), in order to correct the disclosure on page 19 regarding management disclosure controls and procedures.

This Amendment No. 1 should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Other than correcting the language in the disclosure on page 19, this Amendment No. 1 does not modify or update any other disclosures in the Original Form 10-K in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures.

For the convenience of the reader, this form 10-K/A sets forth the Original Form 10-K, in its entirety; however, this Form 10-K/A amends and restates only the following disclosure pursuant to Part II, Item 9A.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods from the year ended December 31, 2016 through June 30, 2017.

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

Based on the evaluation as of December 31, 2016, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2016.

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

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets

		Consolidated Statements of Operations and Comprehensive Loss

		Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

		Consolidated Statements of Cash Flows

		Notes to Consolidated Financial Statements

	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

Exhibit No.	Description

2.1	Form of Share Exchange Agreement dated April 24, 2015 by and among Technovative Group, Inc., Technovative Group Limited and Technovative Group Limited’s Shareholder (incorporated by reference to Exhibit 3.1 in Technovative Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commision on April 27, 2015)

3.1	Articles of Amendment of the Articles of Incorporation of Technovative Group, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2015)

3.1	Articles of Incorporation of the Company filed with the Secretary of State of the State of Wyoming onAugust 12, 2010 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.2	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on December 6, 2010 (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.3	Amended and Restated of Articles of Incorporation filed with the Secretary of State of the State of Wyoming on April 26, 2011 (incorporated by reference herein to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.4	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on June 4, 2013 (incorporated by reference herein to Exhibit 3.4 to the Company’s Annual Report filed with the SEC on April 15, 2015).

3.5	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on February 26, 2015 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2015).

3.6	Bylaws (incorporated by reference herein to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.7	Amended and Restated Bylaws of Solar America Corp., dated April 4, 2011(incorporated by reference herein to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

10.1	Equity and Settlement Agreement dated as of November 14, 2014 by and between the Company and Cannon Investments, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report filed with the SEC on April 15, 2015).

10.2	Termination Agreement dated as of November 14, 2014 by and between the Company and Tuverga Finance Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report filed with the SEC on April 15, 2015).

10.3	Debt Settlement Agreement and Mutual Release as of November 14, 2014 by and between the Company and Tenton Global LLC. (incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report filed with the SEC on April 15, 2015).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certifications of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2018.

TECHNOVATIVE GROUP, INC.

By:	/s/ Lin Kuan Liang Nicolas
Name:	Lin Kuan Liang Nicolas
Title:	Chief Executive Officer / Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, on January 12, 2018.

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

January 12, 2018

26