Form 10-Q/A
period 2017-03-31
Technovative Group, Inc.
filed 2018-01-12
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(AMENDMENT NO. 1)

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

Explanatory Note

Technovative Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the period ended March 31, 2017, as filed with the Securities and Exchange Commission on October 30, 2017 (the “Original Form 10-Q”), in order to correct the disclosure on page 12 regarding management disclosure controls and procedures.

This Amendment No. 1 should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Other than correcting the language in the disclosure on page 12, this Amendment No. 1 does not modify or update any other disclosures in the Original Form 10-Q in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

For the convenience of the reader, this form 10-Q/A sets forth the Original Form 10-Q, in its entirety; however, this Form 10-Q/A amends and restates only the disclosure pursuant to Part I, Item 4.

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

As of March 31, 2017, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of March 31, 2017, the Company’s disclosure controls and procedures were not effective. The Company does not have any documented disclosure control and procedures and its management lacks sufficient familiarity with SEC reporting rules. As a result, the Company failed to file a Current Report on Form 8-K to report a private placement of 988,239 shares of Common Stock on September 2, 2015 as set forth in Item 5 of “Part II Other Information” below. Management intends to work with outside counsel to adopt formal written disclosure controls and procedures and educate the Company’s officers and directors as to the Company’s responsibilities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1	Form of Subscription Agreement dated September 2, 2015 (incorporated by reference herein to Exhibit 10.1 to the Company’s 10-Q filed November 16, 2015)

10.2	Share Sales Agreement dated October 26, 2016 between Technovative Group, Inc. and Foo Khee Long (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2017)

10.3	Promissory Note dated August 2, 2017 Issued by Technovative Group, Inc. to Liang Meihua (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed October 2, 2017)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technovative Group, Inc.

Date: January 12, 2018	By:	/s/ Lin Kuan Liang Nicolas
	Name:	Lin Kuan Liang Nicolas
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

