Form 10-K
period 2017-12-31
Technovative Group, Inc.
filed 2018-04-02
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately US$ $1,670,816 as of June 30, 2017, computed on the basis of the closing price on such date.

As of March 21, 2018, there were 88,958,745 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;
●	Economic, competitive, demographic, business and other conditions in our local and regional markets;
●	Changes or developments in laws, regulations or taxes in our industry;
●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	Competition in our industry;
●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
●	Changes in our business strategy, capital improvements or development plans;
●	The Company’s ability to devise and implement effective internal controls and procedures such that it can timely file reports required with the SEC;
●	The availability of additional capital to support capital improvements and development; and
●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Corporate History and Corporate Structure

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

On November 14, 2014, Salty Pepper Corp. (“SPC”) and Celestial Melody Limited (“CML”), a corporation formed under the laws of Samoa, entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”), pursuant to which SPC sold to CML 30,000,000 shares of Common Stock of the Company for an aggregate of $200,000. On the same day, Tuverga and Jing Zhang, a citizen of the People’s Republic of China, entered into a Stock Purchase Agreement (the “Tuverga Stock Purchase Agreement”), pursuant to which Tuverga sold to Ms. Zhang 3,745,911 shares of Common Stock in consideration of $75,000. As a result of the closing of the two aforementioned transactions, CML and Ms. Jing Zhang own approximately 65.2 % of the total outstanding shares of the Company’s Common Stock as of the date of this Current Report. After the Reverse Split takes effect, CML and Ms. Jing Zhang own approximately 0.33 % of the total outstanding shares of the Company’s Common stock and the rest of our holders of Common Stock owns approximately 0.17%.

On February 26, 2015, the Company amended its Articles of Incorporation to: (i) change the Company’s name from “Horizon Energy, Corp.” to “Technovative Group, Inc.”, and (ii) implement a 1-for-20 reverse stock split of its issued and outstanding Common Stock.

On April 24, 2015, TEHG, Technovative Group Limited (“TGL”) and the sole stockholder of TGL who owns 100% of the equity interests of TGL (the “TGL Stockholder”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “TGL Share Exchange Agreement,” such transaction referred to as the “TGL Share Exchange Transaction”), whereby the Company issued to the TGL Stockholder an aggregate of 100,000 shares of its Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), in exchange for 100% of the TGL equity interest held by the TGL Stockholder. Pursuant to the TGL Share Exchange Agreement, the 100,000 shares of Series A Preferred Stock will automatically convert into 51,500,000 shares of common stock, par value $0.001 per share (“Common Stock”) upon the effectiveness of a 1-for-10 reverse stock split to be conducted by TEHG after the TGL Share Exchange Transaction. As a result of the TGL Share Exchange Transaction, TGL became our direct wholly-owned subsidiary and TGL’s subsidiary, Technovative Asia Limited (“TAL”) became our indirect subsidiary.

TGL is a Samoa company incorporated on October 14, 2014. TAL is a Hong Kong company incorporated on November 21, 2014.

As a result of the TGL Share Exchange Transaction on October 14, 2014, TGL was incorporated in Samoa, a jurisdiction which permits the filing of documents and maintenance of accounts by electronic means. TGL is a holding company. TAL is a wholly-owned and operating subsidiary of TGL. TAL invests into high potential IT projects and is dedicated to marketing the products and services called “SpeedG Platform” and “Hedu SmartSuite” respectively.

On October 26, 2016, the Company acquired 100% of the outstanding common shares of Innorei Group (Samoa) Limited (“IRG Samoa”), a holding company of Innorei Group Sdn. Bhd. (“IRG Malaysia”) IRG Malaysia was a mobile solutions apps development and information technology service provider. The Company issued 8,000,000 common stock to the vendor at February 22, 2017 as consideration.

The Company entered into a Share Transfer Agreement (the “Hedu Agreement”) on December 27, 2017 (the “Execution Date”), with Wu Jisun, Tan Hongliang, Su Maoling and Liang Songhai (each a “Hedu Shareholder” and together, “Hedu Shareholders”), the Hedu Shareholders holding in the aggregate 100% of the equity interest in Guangzhou City Hedu Information Technology Co., Ltd (or, 广州市合度信息技术有限责任公司), a PRC incorporate company (the “Hedu”). On even date, the Company entered into a series of contractual arrangements (the “VIE Agreements”), through its wholly owned foreign entity, Zhike (Shenzhen) Corporate Marketing Co., Ltd (“Zhike”), with Hedu, and the Hedu Shareholders, which would provide Zhike with control over Hedu’s business affair and economic interest. The Company, via Zhike, also intended to enter into a Loan Agreement with Wu Jisun (the “Loan Agreement”). Pursuant to the Hedu Agreement, the Company has agreed to issue to the Hedu Shareholders in the aggregate, up to 41,815,880 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) (the “Shares”) subject to customary adjustments, representing up to 40% of the Company’s issued and outstanding Common Stock, valued at $4,181,588 in an aggregate (the “Share Issuance”), as an inducement for the Hedu Shareholders to enter into the VIE Agreements and the Loan Agreement. All capitalized terms used but not defined herein shall have the meaning ascribed to such term in the Hedu Agreement.

Hedu is a company specialized in financial technology, blockchain and big data analytics technologies. Pursuant to the VIE Agreements executed on December 27, 2017, and the Loan Agreement on even date, Hedu has become a variable interest entity of the Company via Zhike as of December 27, 2017. The VIE Agreements include the following agreements, as well as an additional Loan Agreement.

Power of Attorney. Through a series of power of attorney, each Shareholder of our VIE Agreements irrevocably authorizes the Company, or any person(s) designated by the Company, to act as its attorney-in-fact to exercise all of such Shareholder’s voting and other rights associated with the Shareholder’s equity interest in our variable interest entity, including but not limited to, the right to attend shareholder meetings on behalf such Shareholder, the right to appoint legal representatives, directors, supervisors and chief executive officers and other senior management, and the right to sell, transfer, pledge and dispose of all or a portion of the shares held by such Shareholder. The power of attorney is irrevocable and remains in force continuously upon execution.

Equity Pledge Agreement. Zhike and the Shareholders of the Target Company have entered into an equity pledge agreement (the “Equity Pledge Agreement”). Pursuant to these equity pledge agreements, each Shareholder of our variable interest equities has pledged all of his, her or its respective equity interest in our variable interest entity to Zhike to guarantee the performance by such Shareholder and our variable interest entity of its respective obligation under the exclusive business cooperation agreement, the power of attorney, the Loan Agreement, the exclusive option agreement, and any amendment, supplement or restatement to such agreements. If our variable interest entity or any of its Shareholders breach any obligations under these agreements, Zhike, as pledgee, will be entitled to dispose of the pledged equity and have priority to be compensated by the proceeds from the disposal of the pledged equity. Each of the Shareholders of variable interest entity agrees that before his, her or its obligations under the contractual arrangements are discharged, he, she or it will not dispose of the pledged equity interests, create or allow any encumbrance on the pledged equity interests, which may result in the change of the pledged equity that may have adverse effects on the pledgee's rights under these agreements without the prior written consent of Zhike. These equity pledge agreements will remain effective until our variable interest entity and the Shareholders discharge all their respective obligations under the contractual arrangements.

Exclusive Option Agreements. Zhike, the Shareholders of the Target Company, have entered into an exclusive option agreement (“Exclusive Option Agreement”) with our variable interest entity, the Target Company. Pursuant to the Exclusive Option Agreement, the Shareholders of our variable interest entity have irrevocably granted Zhike or any third party designated by Zhike an exclusive option to purchase all or part of their respective equity interests in our variable interest entity. The purchase price shall be RMB 10. Without Zhike’s prior written consent, our variable interest entity shall not, among other things, amend their articles of association, increase or decrease the registered capital, sell, dispose of or set any encumbrance on their assets, business or revenue, enter into any material contract outside the ordinary course of business, merge with any other persons or make any investments, distribute dividends, or enter into any transactions which have material adverse effects on their business. The Shareholders of our variable interest entity also jointly and severally undertake that they will not transfer, gift or otherwise dispose of their respective equity interests in our variable interest entity to any third party or create or allow any encumbrance on their equity interests within the term of these agreements. These agreements will remain effective until Zhike and/or any third party designated by Zhike has acquired all equity interests of our variable interest entity from the Shareholders.

Loan Agreement. Pursuant to the Loan Agreement between Zhike, and Wu Jisun, entered into on December 27, 2017, Zhike made an interest-free loan in the amount of RMB10,000 to Wu Jisun. The term of this loan is ten (10) years from the date of the Loan Agreement. Zhike and Wu Jisun agree and acknowledge that repayment is at the sole discretion of Zhike and may at Zhike’s option take the form of Wu Jisun’s transferring the borrower equity Interest in whole to Lender or Lender's designated persons (legal or natural persons) pursuant to Zhike’s exercise of its right to acquire the borrower equity interest under the Exclusive Option Agreement.

3

The following diagram sets forth the structure of the Company as of the date of this Current Report:

Our web site address is www.technovative.co. Information contained on our web site is not part of this report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

OUR BUSINESS

Overview of Our Business

Technovative through its subsidiaries and viable interest entity is a technology software development company focused in the financial technology industry by providing blockchain solutions and big data analytics technologies to financial service institutions (“FSI”) in the Greater China Region (“GCR”) and the Southeast Asia Region. We are currently developing a suite of smart tools which include Chatbot, Smart Contracts, Data Analytics, Blockchain and Trading Platform targeted to FSI in GCR.

Technovative principally operates in Hong Kong, Shenzhen and Guangzhou.

Our Products

Hedu SmartSuite

Hedu SmartSuite is based on four key modules developed by our Company: 1) Artificial Intelligence; 2) Big Data; 3) Cloud Computing and 4) Distributed Ledger Transaction. These modular technologies are developed as a series of software as a service to serve its GCR and Southeast Asia Region clients.

1)	Artificial Intelligence

We are developing an artificial intelligence platform for the consumer market; Hedu SmartBot.

Hedu Smartbot is the easiest way for young professionals to manage their entire financial life, from monitoring spending, to saving, and sending money, all from the familiar interface of WeChat platform. Hedu Smartbot uses state of the art machine learning technology to interpret complex data to answer questions in real time.

Legacy banking software is unable to cater to the needs of a generation that is used to instant responses and real time interaction. Hedu Smartbot is designed to make it easy for anyone to understand where their money is going, to easily save, or to send money to friends instantly through a familiar interface. The app allows people to securely connect all their bank and credit card accounts and share financial insights via WeChat using natural language to:

●	View their spending according to transactions, categories and merchants
●	Automatically save money
●	Send money to friends without sort codes or logging into a bank
●	Find better deals on bills, subscriptions and financial products
●	Compare spending habits with those of peers

Typical users are young professionals and graduates who are keen to easily understand where their money is going and to start saving. They are used to using world-class products from Taobao, Baidu and Didi and expect more from their bank.

2)	Big Data

We developed our own proprietary platform, SmartAlytics, which are part of the modular for the SmartSuite and will be integrated on our SmartBot platform.

Big data and analytics affect every industry because there is always room for improvement, especially banking and financial services. Big data analytics like Hedu’s SmartAlytics, Banks no longer simply stores data but actively use it in order to generate business insights and add value. Hedu is working with data providers such as Unionpay Advisors and other 3rd parties including government bureaus and e-commerce players, to enable its bank clients to perform for example, in real time to drive immediate decision-making or to score a lead to generate new credit cards. Common use cases where banks and financial services firms are finding value in big data analytics include:

●	Fraud detection
●	Credit Analysis
●	New Business including secured and unsecured loans

Our platform delivers better experience to FSI clients by engineering data base and analyzing massive amounts of data to get insight of customers for them. We offer intelligent actions which are consulting, constructing and data analysis that improve customer engagement, increase revenue, and lower costs. We help to define a big data strategy and select appropriate technologies and vendors based on client’s requirements and budget. The consultation has a comprehensive view of the many options available and help client evaluates both commercial product vendors and Open Source options. We design prototypes utilizing big data technologies for clients after consultation. On successful validation of the prototype, we construct the big data solution to a production-grade implementation. We also deliver cost-effective maintenance, support, and data analytic service of the solutions.

3)	Cloud Computing

All of our technologies are delivered through Cloud Computing. We will manage and host clients technologies on cloud servers based on the region the Clients are based on.

4)	Distributed Ledger Transaction

We have developed our own Distributed Ledger Transaction Technology, also commonly known as Blockchain Technology. We provide a series of turnkey solutions to build up, operating and maintain blockchain related technologies. Existing financial systems require the management of a central account. The balance of each individual is recorded and controlled from a central ledger, and the user is not in control of his own funds. These systems require costly and time consuming compliance and settlement procedures which place an increasing burden on the global economy.

SmartCon²

Hedu’s SmartCon² can be used to help exchange money, shares, or anything of value in a transparent, conflict-free way while avoiding the services of an intermediary. Industries such as merchant acquirers, credit companies, and data bureaus are beginning to employ smart contracts for tasks, such as real-time project assessments and rewarding and/or penalizing parties for non-adherence to contract.

SmartTrader & SmartWallet

The SmartTrader is a tool meant to address present exploding needs in wrapping ICO (initial coin offerings) a process in which projects of major interests are wrapped in a digital asset and offered to coin purchasers. The idea around an ICO is that Hedu assists its clients to create a digital coin or token and then offer this coin or token for sale in an initial offering. An ICO is in some ways similar to an initial public offering. Both are done to raise funds, but instead of stock, the ICO purchase gets the buyer a new type of coin or token, an asset rather than a security.

The typical use case of a token issued in an ICO is the creation of an asset that gives Hedu’s clients access to the features of a particular project. Instead of having cash as the way to pay for goods and services from the offeror, they use their tokens.

The most common place where once the coin is created is to buy and sell on the trading platform exchanges. Exchanges are places where to trade the crypto, using fiat. There are multiple measures to judge the reliability and quality of an exchange, such as liquidity, spread, fees, purchase and withdrawal limits, trading volume, security, insurance, user-friendliness. Hedu provides in this:

●	A trading platform to list the digital asset
●	A distributed ledger transaction (“DLT”) wallet to buy/sell/transfer
●	A Smart Contract to monitor the projects that the ICO is raised for
●	A suite of professional services centered around the above

Revenue Model

Subscription. The subscription business model is currently the most common way that bots for work drive their revenue. In this model, the bot provides an ongoing service that the user subscribes to and pays for. Most of the features provided by Hedu Smartbot are free — the Company does not charge the user to install the bot for using its core features. The Hedu Smartbot team deliberately do not want to charge for aspects of the bot that promotes usage, engagement, and virality. They do, however, carve out a set of features that are important to wealth management, savings and investment, which payment for a premium service is required.

Referral fees. This is another major business model on mobile and web that is moving to bots — Hedu Smartbot can help the users decide what to buy or which service to consume and then refer the users to the right service, rather than actually completing the transaction itself. FSIs provide wealth management, insurance and micro investment are likely to be the partners of our Company.

Ad serving. Ad serving has been the bread and butter of many web and mobile businesses. Bots are in a unique position when it comes to ads as they can build a personal relationship with the user, as well as collecting a lot of personal information that can contribute to more personal and fine-tuned ads that lead to better click through rate.

Data - analytics and market research. Bots can collect a great deal of data from users. Through engaging in a conversation, bots can learn about user preferences and interests. Those data will be very valuable to our FSI clients.

Marketing Strategy

Guangdong province and 1st tier cities as the priority

Regionalism is a strong force in China. Cities and provinces sniff disdainfully at one another and implement policies to guard their resources from their neighbors. Every coastal city has to have its own deep water port and every province its own airlines. China is multicultural, multi-religious, and a multiethnic society, having as many as 55 ethnic groups as diverse and interesting as the geography and the history of the country they inhabit. However, the 1st tier cities, namely Beijing, Shanghai, Guangzhou and Shenzhen, due to their long history of connection to the world and enjoying privileged commercial policy from the central government, they have become the metropolitan cities like New York and London, which have developed an internationally accepted norm in conducting businesses.

Well established business relationship with FSIs located in Guangdong province

Top executives of Hedu has established strong relationship with a number of FSIs in the Guangdong province, as they were the IT solutions provider for those clients in the last 8 years before they founded Hedu.

Putonghua and Cantonese are the first 2 dialects for chatbot development

China is home to a multitude of languages and dialects, many of which are mutually unintelligible. Spoken Chinese languages are among the most commonly used in the world. The best known are undoubtedly Putonghua and Cantonese. Putonghua is considered a native language by about two-thirds of China’s inhabitants, making it the most dominant spoken Chinese dialect, while Cantonese lays claim to approximately 55 million speakers in China alone.

Strong needs from the existing FSI clients

The Chinese FSIs face enormous challenges of not only sustaining growth of the economy, but also maintaining their own viability when facing severe competition from the internet giants backed, unconventional financial service providers and the rapidly changing consumers’ behavior. They opt for generating new financial services and products faster, and more importantly to match the right services and products to the right clients.

Service focused migrated to product focused in phases

It is estimated that Hedu Smartbot will take 18 months to design and develop, in the meantime, Hedu will continue providing big data analytics and blockchain technologies related services to both of its FSI and non-financial service clients. On one hand, it ensures the Company will have a healthy cash flow and continuously strengthened relationship with the FSI clients, on the other hand, the current businesses provide perfect ground for further development of the existing proprietary technologies as follows:

Market Opportunities

China has leapfrogged ahead to become the undoubted center of global FinTech innovation and adoption thanks to developments across multiple hubs, such as Shanghai, Hangzhou, Beijing, and Shenzhen. The speed, sophistication, and scale of development of China’s FinTech ecosystem have been at a level unmatched in more established markets. In recent years, China’s technology leaders are revolutionizing many aspects of financial services. The scale of unmet needs being addressed by dominant technology leaders, combined with regulatory facilitation and easy access to capital. Underserved by China’s incumbent banking system, consumers and small-to-medium-sized enterprises (SMEs) are increasingly turning to alternative providers for access to payments, credit, investments, insurance, and even other non-financial service offerings.

The willingness of Chinese consumers to adopt FinTech services is just as striking. Forty percent of consumers in China are using new payment methods compared to 4% in Singapore. Thirty-five percent are using FinTech to access insurance products compared to 1-2% in many Southeast Asian markets. There are also significantly higher rates of FinTech participation in wealth management and lending. With high levels of internet and mobile penetration, China is already the world’s largest and most developed retail e-commerce market, accounting for 47% of global digital retail sales.

These opportunities came initially from the under-banked or unbanked populations of small and medium enterprises (“SMEs”) and consumers with unmet needs. FinTech firms are also targeting the maturing demands of the burgeoning middle class for wealth management, insurance and private banking. The relationship with Chinese corporates and start-ups is also often very collaborative, helping to fuel the rapid innovation and expansion. FinTech firms are leveraging big data from e-commerce, messaging, search, social media and other internet-based services to personalize the customer experience, provide new services, and leverage operational efficiencies.

Global venture investment in FinTech grew by 11% to $17.4 billion in 2016 according to data provided by PitchBook. It is the first time China with $7.7 billion of investment outpaced the US with $6.2 billion. Three out of four financial institutions surveyed view chatbots as a lucrative investment opportunity which should be pursued within the next 1-2 years. As a result, the share of transactions handled by AI agents is expected to grow substantially in the coming years. In the sphere of personal finance, robo advisors are expected to manage about $8 trillion by 2020.

Chinese consumers are more than ready to embrace FinTech offerings, creating opportunities for both incumbent and new financial services providers. Key markets are the under-banked or unbanked populations, and the maturing demands of the burgeoning middle class for wealth management, private banking and custodian businesses.

Amidst the growing Chinese middle class is a disproportionately large presence of a new segment of digital savvy consumers – the Gen-Y and millennials– who account for 45% of consumption. These ‘digital natives’ are more open to new technologies. They not only exhibit a higher tolerance towards financial risks and greater propensity to spend than the older generations, but also demonstrate more individualized preferences, and demand real-time, hyper-connected, client-centric offerings. Moreover, digital natives are not easily impressed or influenced by the brand, heritage or longevity of traditional banks. Chinese consumers now have higher expectations of the customer experience. They will not hesitate to migrate away from banks to engage with digital disruptors that can better deliver to their financial needs with higher interest rates and fast, convenient services.

Chinese consumers are open to sharing personal information online, store payment information in their smart devices and experiment with other forms of non-cash payments. This will be the social foundation for conversational digital banking success

Competition

The market for companies that provide FinTech is competitive. Our competitors include i) Ant Financial (Alibaba); ii) Li Cai Tong (Tencent) and iii) Baifa (Baidu) among others. However, we believe that our strengths could put us in an advantageous position against our competitors. Unlike our competitors, we do not simply provide clients with an opportunity to invest through a wealth management platform; instead we also offer our clients a suite of tools which provide the clients with intelligent finance assistance through the Hedu SmartSuite and an interactive communication interface with their customers through the Hedu Smartbot. Our Hedu SmartSuite entirely stands out from other online investment platform because it provides clients with the integration of AI, Big Data, Cloud Computing and Distributed Ledger Transaction to manage ‘Low Cost Centers’ using AI to increase Straight Through Processing (STP) to 100% thus removing cost, increasing customer satisfaction and reducing liabilities when collecting payments internally for the customer. It is one of the examples that Hedu SmartSuite can do with its tools and apps.

Additionally, we believe we have an advantage in terms of our location and the market we are targeting. When the industry is growing quickly, the competition between the players are less severe. The AI-powered financial assistant market is still a vacuum in China at the moment. Our direct competitors such as Cleo, Abe.ai or Mindlayer have no market share in China. Therefore, we believe there is an opportunity for us to expand and penetrating the market. More importantly, China is multicultural, multi-religious, and a multiethnic society, having as many as 55 ethnic groups as diverse and interesting as the geography and the history of the country they inhabit. China is home to a multitude of languages and dialects, many of which are mutually unintelligible. Our system is specialized in Cantonese and Mandarin, which makes it easier for us to expand the business.

We are also well acquainted with the Chinese culture and are familiar with doing business in China. Top executives of Hedu has established strong relationship with several FSIs in the Guangdong province, as they were the IT solutions provider for those clients in the last 8 years before they founded Hedu. In conclusion, it is not entirely open for new entrants. To compete within this industry, firms need to compete on quality. To achieve this quality, firms need to establish relationships with FSI clients and establish processes to create customization for users. Therefore, it would take a long time for our competitors to gain recognition and a long time to build a strong user base in the China market.

Intellectual Property

Trademarks

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

Employees

We currently have 25 employees. We have 13 employees on product team, 2 employees on the research and development team, 4 people on the marketing and sales team and 6 people in the administrative department and rest of the departments.

ITEM 1A.	RISK FACTORS

Risk Factors related to the Business

If we are not able to develop enhancements to our products and services that achieve market acceptance and that keep pace with technological developments, our business will be harmed.

Our ability to attract new clients depends in large part on our ability to enhance and improve our products and services and to introduce new products and services. In order to grow our business, we must develop products and services that reflect the changing nature of the market needs. The success of any enhancement to our products and services depends on several factors, including timely completion, adequate quality testing, and market acceptance. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, or may not achieve the market acceptance necessary to generate sufficient revenue. If we are unable to successfully develop new products or services, enhance our existing products and services to meet customer requirements or otherwise gain market acceptance, our business and operating results will be harmed.

We need to continuously modify and enhance our products and services to keep pace with changes in hardware, software, communications, and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our products and services may become less marketable, less competitive, or obsolete, and our operating results will be harmed.

We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.

We incorporated and first launched our products and services in 2014. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Further, in future periods, our revenue could decline for a number of reasons, including any reduction in demand for our products and services, increased competition, contraction of our overall market, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If we do not develop and market products that respond to needs of our clients, our business and operating results will be affected.

Fintech business is a highly competitive industry with low barriers of entry. If we do not develop our products in a direction that will attract customers in accordance to the needs of our clients, we will lose our customer base. This will also affect our ability to attract new clients. In addition, our new products could also fail to attract meaningful market acceptance for many reasons.

We are exposed to risk of system failures.

Our business largely depends on the stability of our server. We may face system failures and outages that will disrupt the operation of our website and the products and services. System failure could result in several scenarios: damage from fire, power loss, telecommunication failures, computer viruses, physical and electronic break-ins and similar events. If such events occur, it will affect our reputation and the ability to attract and retain clients, which will adversely affect our operating results.

We rely on our marketing efforts and channels to promote our brand and acquire new clients. These efforts may require significant expense and may not be successful.

We will employ various marketing tactics and use a variety of marketing channels to promote our brand, including sponsorships, advertisement, email and social media marketing. If we lose access to one or more of these channels for any reason, we will not be able to promote our brand effectively which could limit our ability to grow. Further, if the marketing activities fail to attract new clients or lead new and renewal sales of our products, our business and operating results could be affected. There is no assurance the result of the marketing efforts. If customer acquisition cost increases, the operating results could also be affected.

If the rate of growth for small and medium FSI businesses and ventures declines it will affect our results adversely.

Our expectations for future revenue growth are based on targeting small and medium FSI businesses or ventures. If there is a decline in the establishment of small and medium FSI businesses and ventures due to market conditions or other factors, this could affect our performance and target market size which could affect our operating results.

Our ability to enhance our products may be harmed if we are unable to attract and retain sufficient research and development staff.

In order to be competitive, we must continue to develop new solutions and modules to add on our existing products and services. As we are still growing, there are larger companies hiring similar research and development staffs to our company, who offer more favorable compensation and incentive packages than us. If we cannot attract or retain sufficiently skilled employees, our business and results of operations could be affected.

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

If our network or computer systems are breached or unauthorized access to customer data is otherwise obtained, our products and services may be perceived as insecure, we may fail to attract new customers, and we may incur significant liabilities.

Use of our products and services involves the storage, transmission, and processing of our clients’ proprietary data, including personal or identifying information regarding their customers or employees. Unauthorized access to or security breaches of our products and services could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational damage, which will adversely affect client confidence. It will also cause regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to clients or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Notifications related to a security breach regarding or pertaining to any of such service providers could impact our reputation, harm customer confidence, or hurt our sales and expansion into new markets.

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

Real or perceived errors, failures, or bugs in our products and services could adversely affect our operating results and growth prospects.

Because our products and services is complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Our products and services are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors or failures of our products and services, or other aspects of the computing environment into which they are deployed. In addition, deployment of our products and services into complicated, large-scale computing environments may expose undetected errors, failures, vulnerabilities, or bugs in our products and services. Real or perceived errors, failures, vulnerabilities, or bugs in our products and services could result in negative publicity, loss of or delay in market acceptance of our products and services, loss of competitive position, or claims by clients for losses sustained by them. The loss due to our errors and omissions may not be covered by any insurance and we may not be able to afford to bear the cost of liabilities arising in connection with security and privacy damages.

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

We are highly dependent upon free trials of our products and services and other strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or do not convert into paying customers, our business and results of operations will be harmed.

We are highly dependent upon our marketing strategy of offering free trials of our products and services to generate sales opportunities. This strategy may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version to a paid version of our products and services. Further, we often depend on individuals within an organization who initiate the trial versions of our products and services and live chat software being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy and our ability to grow our revenue will be adversely affected.

Our business is exposed to risks associated with credit card and other online payments, which risks if realized could adversely affect our business.

A majority of our client fees are processed through credit cards and other online payment gateway partners. Payments made online are subject to inherent risks related to credit card fraud and we cannot guarantee that credit card and other payments processed through our secured payment gateway partners now and in the future will be free of such fraud. Our failure to limit fraudulent transactions conducted through our websites use of a third party payment gateway could hurt our business and harm our reputation.

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

Our headquarters is located in Hong Kong and operating office is located in the PRC. The headquarter office is rented at a monthly rate of HKD40,600 (approximately $5205.13) and the operating office is rented at a monthly rate of RMB20,000 (approximately $2,941.2). Location of headquarter at Unit 701, 7/F, Tower 2, Silvercord, 30 Canton Rd., Tsim Sha Tsui, Kowloon, Hong Kong and location of operating office at 7B05, AnLian Building, JinTian Road, FuTian District, ShenZhen City, China.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is limited public trading market for our Common Stock; our Common Stock is quoted on the OTC Markets OTC Pink Market under the symbol “TEHG.”

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance. Trading in stocks quoted on the OTCPink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

The following table sets forth the quarterly high and low sales price per share of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL YEAR 2016	HIGH	LOW
First Quarter	$0.52	$0.52
Second Quarter	0.05	0.05
Third Quarter	0.15	0.5
Fourth Quarter	0.51	0.51

FISCAL YEAR 2017	HIGH	LOW
First Quarter	$0.2	$0.2
Second Quarter	0.51	0.51
Third Quarter	0.2647	0. 2647
Fourth Quarter	2.2	2

As of March 29, 2018, the last sale price reported on the OTCPink for the Company’s Common Stock was approximately $1.25 per share.

Dividend Policy

We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

Holders

At December 31, 2017, we had 62,723,820 shares of our common stock par value, $.0001 issued and outstanding, as of today’s date this number is 88,958,745 shares. There are approximately 40 beneficiary owners of our stock as of March 21, 2018

Transfer Agent

The transfer agent for our capital stock is VStock Transfer, LLC, located at 18 Lafayette Place Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place for the Company.

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

Pursuant to the Hedu Agreement, the Company issued to the Hedu Shareholders in the aggregate, up to 41,815,880 shares of Common Stock subject to customary adjustments, representing up to 40% of the Company’s issued and outstanding Common Stock, valued at $4,181,588 in an aggregate (the “Share Issuance”), as an inducement for the Hedu Shareholders to enter into the VIE Agreements and the Loan Agreement. Each of the Hedu Shareholders, Wu Jisun, Tan Hongliang, Su Maoling and Liang Songhai, received the first installment of Common Stock of 16,606,131, 4,139,772, 2,775,529 and 2,613,493 shares respectively.

ITEM 5.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Technovative Group, Inc., a Delaware corporation (“TEHG”), (ii) Technovative Group Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of TEHG (“TGL”), and (iii) Technovative Asia Limited, a company incorporated under the laws of Hong Kong and a wholly-owned subsidiary of TGL (“TAL”); (iv) Innorei Group (Samoa) Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of TEHG (“IRG Samoa”), and; (v) Innorei Group Sdn Bhd, a company incorporated under the laws of Malaysia and a wholly owned subsidiary of IRG Samoa (“IRG”) and; (vi) Zhike (Shenzhen) Corporate Marketing Co., Ltd, a company incorporated under the laws of PRC and a wholly-owned subsidiary of TAL (“Zhike”) and; (vii) Guangzhou City Hedu Information Technology Co., Ltd, contractually controlled affiliate of Zhike formed under the laws of the PRC (“Hedu”).

Overview

Technovative Group Inc. is a technology holding company. The Company has entered into the FinTech (financial technology) Segment after the acquisition of Hedu. Through its subsidiaries and consolidated variable interest entity, the Company is engaged in delivering financial technology blockchain solutions and big data analytics technologies to financial service institutions (“FSI”) in the Greater China Region (“GCR”) and the Southeast Asia Region. We are currently developing a suite of smart tools which include Chatbot, Smart Contracts, Data Analytics, Blockchain and Trading Platform targeted to FSI in GCR.

As of December 31, 2017 and 2016, our total accumulated deficits, including accumulated deficit during development stage, were ($3,030,707) and ($2,280,671), respectively. Our stockholders’ equity was ($263,626) and $165,462, respectively.

Results of Operations

For the year ended December 31, 2017 compared with the year ended December 31, 2016

Gross Revenues

The Company received sales revenues of $2,184 in the year ended December 31, 2017 and nil in the year ended December 31, 2016.

Operating Expenses

Operating expenses for the year ended December 31, 2017 and December 31, 2016 were $817,769 and $1,330,714, respectively. The expenses consisted of sales and marketing, R & D, payroll and benefits, professional fees, filing fees and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net (loss) for the year ended December 31, 2017 and 2016, were ($750,036) and ($1,323,333), respectively. Basic and diluted net (loss) per share from continuing operations amounted to ($0.01) and ($0.02) respectively for the year ended December 31, 2017 and December 31, 2016 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $573,297 decrease in net (loss) for the year ended December 31, 2017 and December 31, 2016 was due to a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2017 we had a working capital deficits of ($3,913,398) consisting of cash on hand of $227,186 as compared to a working capital deficits of ($15,287) and cash on hand of $668,566 as of December 31, 2016.

Net cash provided by (used in) operating activities for the year ended December 31, 2017 was ($765,545) as compared to net cash used in operating activities of ($1,064,710) for the year ended December 31, 2016. The cash used in operating activities are mainly for sales and marketing, R & D, payroll and benefits, professional fees, filing fees and other general expenses.

Net cash provided by investing activities for the year ended December 31, 2017 was $75,485 as compared to 106,470 for the year ended December 31, 2016. The different was derived from investing activities on fixed assets and an acquisition of a subsidiary.

Net cash provided by financing activities for the year ended December 31, 2017 was $257,108 as compared to nil for the year ended December 31, 2016. The increase was derived from advances from directors.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 7, and as identified in Item 14 of this annual report, are included in this annual report.

ITEM 8.	CHANGES OF INDEPENDENT CERTIFYING ACCOUNTANT

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the fiscal year ended December 31, 2017.

Based on the evaluation as of December 31, 2017, as of the end of the period covered by this Annual Report, our management, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the management has concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder, due to certain factors, including but not limited to, the Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. The Company is actively searching for a Chief Financial Officer with significant experience in public reporting company and a financial staff with expertise in US GAAP reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO, does not expect that the Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

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

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Lin Kuan Liang Nicolas	30	Chief Executive Officer, President, Treasurer, Secretary, and Director
Huang Ke Wei	51	Chief Technology Officer
Liang Meihua	39	Director

Lin Kuan Liang Nicolas, serves as CEO of Technovative Group, Inc. Nicolas Lin is also a Director of Asia Pacific at TAG Asia Partners LLC, a New York based boutique investment bank. From 2012 to 2017, Mr. Lin was a Manager at 8i Capital Limited, where he was involved in advising businesses to list in the United States and London, fund-raising and restructuring work. During his time at 8i Capital, Mr. Lin also served as a Director in a NASDAQ Listed Company, where he was focused on restructuring the business for its listing in United States. Prior to 8i Capital, from 2011 to 2012, Mr. Lin was an analyst at Chance Investment Inc., advising Chinese businesses on acquisition and fund-raising. Until 2012, he was the legal associate at FM Holdings Limited, where he was actively involved in the company’s restructuring and debt-financing. From 2010 to2011, Mr. Lin worked as the junior associate at Global Fund Investment (UK) Limited in London. Mr. Lin graduated from Queen Mary, University of London with LLB in 2010.

Dr. Huang Ke Wei, Chief Technology Officer of TEHG since February 1, 2018. joins the Company following his successful career as Chief Technology Officer of Hadoop-Tech from March 2017 to January 2018. From October 2015 to March 2017, as the Chief Technology Officer of a NASDAQ Listed Company that operates a social network platform that integrates social media and business into a single platform primarily in China; and Vice President of Software for Pactera, an IT consulting and outsourcing company. Dr. Huang has worked on Research and Development in all the prior mentioned entities and organization. Dr. Huang received a bachelor’s degree with honors from the National University-Singapore in 1990, and received a PhD from the University New South Wales in 1995 and an MBA from Preston University in 2004.

Liang Meihua, is Director of TEHG. Ms. Liang is also Assistant General Manager of Foshan Shunde Yunyu Environmental Protection Products Co., Ltd. In 2007, Ms. Liang is graduated from Shunde Polytechnic University, Foshan. From 2010 to 2012, Ms. Liang was the in charge of cashier of Foshan Pangu Investment Management Co. From 2006 to 2010, Ms. Liang as an assistant general Manager to handle overall business management & accounting in Foshan Shunde Jisen Auto Parts Co., Ltd.

Committees of the Company’s Board of Directors

We do not have a standing nominating, compensation or audit committee. Rather, our full board of directors performs the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

There are no family relationships among any of our directors, executive officers, or advisors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

None

Code of Ethics

We have adopted a Code of Ethics for all officers and directors which is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We will provide a copy of our Code of Ethics to any person, without charge, upon written request to the Company. There have been no waivers to any of the Code of Ethics provisions nor did any amendments made to the Code of Ethics during the year end December 31, 2017.

ITEM 10.	EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the fiscal years ended December 31, 2017 and 2016 for the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($)	Total ($)
Lin Kuan Liang Nicolas (1) CFO and CEO	2017 2016	–	–	–	–	–	–	–	–

Huang Ke Wei (2) CTO	2017	–	–	–	–	–	–	–	–

(1) Mr. Lin is serving as the President and CEO of the Company since June 30, 2017.
(2) Mr. Huang became the Company’s CTO as of February 1, 2018.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers named in the Summary Compensation table, above.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

Dr. Huang Ke Wei, our CTO has entered into an employment agreements (the “Huang Employment Agreement”) with the Company, on February 1, 2018, pursuant to which he shall receive an annual base salary of $66,912. Pursuant to the Huang Employment Agreement, Dr. Huang is employed as our CTO for a term of two years. The Huang Employment Agreement may be terminated by our Company upon three months’ written notice or three months’ pay in lieu of notice; or by summary notice if Dr. Huang shall have committed any serious breach, or material breach, or other misconduct pursuant to the Huang Employment Agreement.

Compensation of Directors

For the fiscal year ended December 31, 2017, none of the members of our Board of Directors received compensation for their services as directors. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Option Plan

We currently do not have a Stock Option Plan. However, we may to issue stock options pursuant to a Stock Option Plan in the future. Such stock options may be awarded to management, employees, and members of the Company’s Board of Directors and consultants of the Company.

Change of Control

Not applicable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated, the address for the beneficial owners listed below is Unit 701, 7/F, Tower 2, Silvercord, 30 Canton Rd., Tsim Sha Tsui, KLN, Hong Kong.

Name and Address of Beneficial Owner(1)	Title of Class	Amount(2)	Percent of Class(3)

Directors and named Executive Officers
Lin Kuan Liang Nicolas Room 1301, 13/F, Wing Tuck Commercial Centre, 177-183 Wing Lok Street, Sheung Wan, Hong Kong	Common Stock	0	*

Liang Meihua 30/F, Tower 6, Sorrentro, No. 1 Austin Road West, Tsim Sha Tsui, Hong Kong	Common Stock	0	*

All Directors and executive officers as a group (2 persons)	Common Stock	0	*

5% Security Holders

Lim Phiang Shen (4) 14/F, San Toi BLDG, 137-139 Connaught Rd, Central, HK	Common Stock	15,000,000	23.914%

Wu Jisun Unit 701, 7/F Silvercord Tower 2 30 Canton Road Tsimshatsui Hong Kong	Common Stock	16,606131	7.77%

So Tsui Yuk Rm 3311, Man Chak House, Hing Man Estate, Chai Wan, HK	Common Stock	8,000,000	12.754%

Leung Kam Tim RM C, 29/F, BLK 1, Nerine Cove, 23 Hang Fu St, Tuen Mun, N.T. HK	Common Stock	28,947,711	46.151%

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

(4) Includes 15,000,000 shares of common stock held in record by Jubilee Asia Pte Ltd, which is 100% controlled by Lim Phiang Shen.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

During the year ended December 31, 2017, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Director Independence

We are not subject to any independent standards of a national securities exchange or national securities association dealer quotation system.  Our Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the company.  A material relationship is one which impairs or inhibits/ or has the potential to impair or inhibit a director’s exercise of critical and disinterested judgment on behalf of the company and its stockholders.  To determine whether a material relationship exists, the Board consults with the company’s counsel. This ensures that the Board’s determinations are consistent with:

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

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Centurion ZD CPA Ltd during fiscal years 2017 and 2016:

	2016	2017

Audit Fees	$3,933	$25,000
Audit-Related Fees
Tax Fees
All Other Fees

Total	$3,933	$25,000

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2017 and 2016, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2017 and 2016, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board of Directors pre-approved all services to be provided by Centurion ZD CPA Limited.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets

		Consolidated Statements of Operations and Comprehensive Loss

		Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

		Consolidated Statements of Cash Flows

		Notes to Consolidated Financial Statements

	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

3.1	Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Wyoming on February 26, 2015 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2015).

3.2	Bylaws (incorporated by reference herein to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

3.3	Amended and Restated Bylaws of Solar America Corp., dated April 4, 2011(incorporated by reference herein to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 27, 2011).

10.1	Equity and Settlement Agreement dated as of November 14, 2014 by and between the Company and Cannon Investments, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report filed with the SEC on April 15, 2015).

10.2	Termination Agreement dated as of November 14, 2014 by and between the Company and Tuverga Finance Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report filed with the SEC on April 15, 2015).

10.3	Debt Settlement Agreement and Mutual Release as of November 14, 2014 by and between the Company and Tenton Global LLC. (Incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report filed with the SEC on April 15, 2015).

10.4	Share Transfer Agreement dated December 27, 2017, between Technovative Group, Inc. and Wu Ji Sun, Tan Hong Liang, Su Mao Ling and Liang Song Hai (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2017).

10.5	Loan Agreement dated December 27, 2017, between Zhi Ke (ShenZhen) Corporate Marketing Co., Ltd. and Wu Ji Sun (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 28, 2017).

10.6	Exclusive Business Cooperation Agreement dated December 27, 2017, between Zhi Ke (ShenZhen) Corporate Marketing Co., Ltd., and Guangzhou City Hedu Information Technology Co., Ltd. (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 28, 2017).

10.7	Exclusive Option Agreement dated December 27, 2017, between Zhi Ke (ShenZhen) Corporate Marketing Co., Ltd; Wu Ji Sun, Tan Hong Liang, Su Mao Ling, Liang SongHai; and Guangzhou City Hedu Information Technology Co., Ltd. (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on December 28, 2017).

10.8	Equity Pledge Contract dated December 27, 2017 by and amongst, Wu Ji Sun, Tan Hong Liang, Su Mao Ling, Liang SongHai; and Zhi Ke (ShenZhen) Corporate Marketing Co., Ltd. (incorporated by reference herein to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on December 28, 2017).

14.1	Code of Ethics (incorporated by reference herein to Exhibit 14.1 to the Company’s Form 10-K filed with the SEC on October 27, 2017).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TECHNOVATIVE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Technovative Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Technovative Group, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd.

Hong Kong

April 2, 2018

We have served as the Company’s auditor since 2017.

TECHNOVATIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$227,186	$668,566
Prepayments, deposits and other receivables	60,718	37,015
Short-term investments	176,741	-
Total current assets	464,645	705,581
Property and equipment, net	138,941	180,749
Goodwill	4,033,530	-
TOTAL ASSETS	$4,637,116	$886,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$7,283	$-
Receipt in advance	60,414	-
Loan from a director	256,410	-
Due to a director	257,007	258,215
Due to a related company	-	62,822
Acquisition and contingent consideration payables	3,658,889	-
Other payables and accrued liabilities	138,040	399,831
Total current liabilities	4,378,043	720,868
Acquisition and contingent consideration payables	522,699	-
Total liabilities	4,900,742	720,868

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares, nil shares issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 200,000,000 shares, 62,723,820 and 54,723,820 shares respectively issued and outstanding as of December 31, 2017 and 2016	62,724	54,724
Additional paid-in capital	2,688,402	2,376,402
Accumulated losses	(3,030,707)	(2,280,671)
Accumulated other comprehensive income	15,955	15,007
Total stockholders’ (deficit) / equity	(263,626)	165,462
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY	$4,637,116	$886,330

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the year ended December 31,
	2017	2016

Revenues	$2,184	$-

Selling, general and administrative	(817,769)	(1,330,714)
Loss from operations	(815,585)	(1,330,714)

Interest income	37	174
Other income	65,512	-
Loss before income taxes	(750,036)	(1,330,540)

Income taxes	-	7,207
Net loss	$(750,036)	$(1,323,333)

Other comprehensive income
Foreign currency translation adjustments	948	5,672
Comprehensive loss	$(749,088)	$(1,317,661)

Earnings per share

Basic and diluted loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	61,562,176	54,723,820

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(Stated in US Dollars)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulate	comprehensive
	Shares	Amount	capital	losses	income	Total

Balance, January 1, 2016	54,723,820	$54,724	$2,376,402	$(957,338)	$9,335	$1,483,123

Net loss	-	-	-	(1,323,333)	-	(1,323,333)
Foreign currency adjustment	-	-	-	-	5,672	5,672

Balance, December 31, 2016	54,723,820	$54,724	$2,376,402	$(2,280,671)	$15,007	$165,462

Issuance of shares	8,000,000	8,000	312,000	-	-	320,000
Net loss	-	-	-	(750,036)	-	(750,036)
Foreign currency adjustment	-	-	-	-	948	948

Balance, December 31, 2017	62,723,820	$62,724	$2,688,402	$(3,030,707)	$15,955	$(263,626)

See accompanying notes to consolidated financial statements

TECHNOVATIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(750,036)	$(1,323,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,367	26,671
Deferred income tax	-	(7,207)
(Gain) loss on disposal of property and equipment	(4,726)	15,288
Written off of receivables	-	228
Forfeiture of a payable	(65,512)	-
Written off of goodwill	-	357,951
Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	(38,317)	64,037
Accounts payable	-	(10,557)
Receipt in advance	46,198	-
Other payables and accrued liabilities	10,481	(187,788)
Net Cash Used In Operating Activities	(765,545)	(1,064,710)

Cash Flows from Investing Activities:
Sale proceeds of disposal of property and equipment	52,829	-
Purchase of property and equipment	(13,242)	(22,060)
Acquisition of a subsidiary (net of cash acquired)	35,898	128,530
Net Cash Provided by Investing Activities	75,485	106,470

Cash Flows from Financing Activities:
Proceeds from the issuance of promissory note	256,410	-
Advances from a director	698	-
Net Cash Provided by Financing Activities	257,108	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8,428)	(1,277)

Net Decrease In Cash and Cash Equivalents	(441,380)	(959,517)
Cash and Cash Equivalents at Beginning of Year	668,566	1,628,083
Cash and Cash Equivalents at End of Year	$ 227,186	$ 668,566

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Issuance of shares for acquisition	$320,000	$-

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

On December 27, 2017, the Company has entered into a Share Transfer Agreement with several individuals, who are Shareholders of Guangzhou City Hedu Information Technology Co., Ltd (“Hedu”), a People’s Republic of China (“PRC”) company, in exchange for entering into entering into a loan agreement and a series of contractual agreements (the “VIE Agreements”), through the Company’s wholly owned foreign entity, Zhike (Shenzhen) Marketing Technology Co., Ltd (“Zhike”). Zhike was incorporated by the Company in the PRC on August 15, 2017. Pursuant to the VIE Agreements, Hedu becomes a Variable Interest Entity (the “VIE”) of the Company, via Zhike, and as such, the Company shall control all of Hedu’s business affairs and economic interests through Zhike. Hedu specializes in blockchain and big data analytics technologies.

The Company is a website creation and e-commerce enablement provider for the online presence needs of small to mid-size business retailers.

Principles of consolidation

The consolidated financial statements at December 31, 2017 and 2016 include the amount of TEHG and TGL, a direct wholly owned subsidiary of the Company and TAL, an indirect wholly-owned subsidiary of the Company. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Goodwill

The Company allocates goodwill from business combinations to reporting units based on the expectation that the reporting unit is to benefit from the business combination. The Company evaluates its reporting units on an annual basis and, if necessary, reassigns goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgments, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, the Company performs a quantitative impairment test.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded on a gross basis, net of surcharges and value added tax (“VAT”).

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

As shown in the consolidated financial statements, the Company has generated a net loss of $750,036 for the year ended December 31, 2017 and an accumulated deficit of $3,030,707 as of December 31, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

3.	Property and Equipment, Net

	As of December 31,
	2017	2016

Furniture, fixtures and equipment	$146,668	$132,411
Leasehold improvements	45,217	33,944
Motor vehicle	-	44,605
Total property and equipment	191,885	210,960
Less: Accumulated depreciation	(52,944)	(30,211)
Total property and equipment, net	$138,941	$180,749

The depreciation expenses for the years ended December 31, 2017 and 2016 were $36,367 and $26,671, respectively.

4.	Common Stock

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

On October 26, 2016, the Company acquired 100% of the outstanding common shares of IRG Samoa, a holding company of IRG Malaysia. The Company issued 8,000,000 common stock to the vendor at February 22, 2017 as consideration.

As of December 31, 2017, there were 62,723,820 shares of Common Stock and no shares of preferred stock issued and outstanding.

5.	Earnings Per Share

	For the year ended December 31,
	2017	2016

Net loss attributable to common shareholders for computing basic net loss per common share	$(750,036)	$(1,323,333)

Weighted average number of common shares outstanding – Basic and diluted	61,562,176	54,723,820

Basic and diluted loss per common share	$(0.01)	$(0.02)

6.	Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Wyoming in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Wyoming does not impose any corporate state income tax.

Samoa

TGL and IRG Samoa are incorporated in the Samoa. Under the current laws of the Samoa, TGL and IRG Samoa are not subject to tax on income or capital gains. In addition, upon payments of dividends by TGL and IRG Samoa, no Samoa withholding tax is imposed.

Hong Kong

TAL is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. TAL HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2017 and 2016, and therefore, TAL HK was not subject to Hong Kong profits tax.

Malaysia

IRG Malaysia is incorporated in Malaysia and Malaysia’s corporate tax standard rate is 24%. The Company did not generate any assessable income during the year, and therefore not subject to any corporate tax in Malaysia.

PRC

Hedu and Zhike are incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%. Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. Hedu and Zhike did not generate taxable income in the PRC for the years ended December 31, 2017 and 2016.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the years ended December 31, 2017 and 2016, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the year ended December 31,
	2017	2016

Loss before income taxes	$(750,036)	$(1,323,333)
Tax at the income tax rate 34%	(255,012)	(449,934)
Valuation allowance	255,012	442,727
Income taxes	$-	$(7,207)

7.	Acquisition

Acquisition of Guangzhou City Hedu Information Technology Co., Ltd

On December 27, 2017, the Company has entered into a Share Transfer Agreement with several individuals, who are Shareholders of Hedu in exchange for entering into VIE Agreements through Zhike. Pursuant to the VIE Agreements, Hedu becomes a VIE of the Company, via Zhike, and as such, the Company shall control all of Hedu’s business affairs and economic interests through Zhike. Hedu specializes in blockchain and big data analytics technologies.

The following table summarizes the consideration paid for Hedu and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration
Equity instruments (41,815,880 common shares of the Company)	$4,181,588

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$35,898
Deposits, prepayments and other receivables	31,234
Short-term investments	176,741
Property and equipment, net	14,801
Accounts payable	(7,283)
Receipt in advance	(14,336)
Due to a related company	(46,106)
Other payables and accrued liabilities	(42,891)
Goodwill	$4,033,530

The fair value of the 41,815,880 common shares issued as part of the consideration paid for Hedu ($4,181,588) was determined on the basis of the closing market price of the Company’s common shares on the acquisition date.

Acquisition of Innorei Group (Samoa) Limited

On October 26, 2016, the Company acquired 100% of the outstanding common shares of IRG Samoa, a holding company of IRG Malaysia”. IRG Malaysia was a mobile solutions apps development and information technology service provider. The Company issued 8,000,000 common stock to the vendor at February 22, 2017 as consideration. Goodwill arising on the acquisition was written off as expenses for the year ended December 31, 2016.

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

8.	Related Parties Transactions

Nature of relationships with related parties

Name	Relationships with the Company
Miss Liang Meihua (Miss Liang)	A director of the Company
Miss Kung Wai Fan Candy (Miss Kung)	A director of the TAL
Spider Comm Sdn Bhd	Former common director of IRG Malaysia

Related party balances and transactions

On August 2, 2017, The Company entered into a promissory note (the “Note”) with Liang Meihua, the director of the Company since October 21, 2016, in the principal amount of $256,410. The Note shall be due and payable within 12 months (as extended by the holder from time to time) from the issuance date of the Note, and shall be interest free and shall not accrue any interest and bearing interest of 5% if an event of default occurred. On the date when the Company consummates the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000, the Note shall automatically convert into fully paid and non-assessable shares of the Company’s $0.001 par value per share common stock at a conversion price equal to the per share price of the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000. If no sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000 is consummated prior to the maturity date, the holder of the Note shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of this Note into conversion shares at a conversion price of $0.10 per Share. On December 18, 2017, Miss Liang forewent the right of conversion of the Note. As of December 31, 2017 and 2016, the loan payable to Miss Liang was $256,410 and nil respectively.

During the years ended December 31, 2017 and 2016, the Company did not received advances from Miss Kung. As of December 31, 2017 and 2016, the loan payable balance, without interest and due on demand, to Miss Kung was $255,987 and $258,215, respectively.

Spider Comm Sdn Bhd

On October 26, 2016, the Company acquired Innorei Group (Samoa) with an amount due to Spider Comm Sdn Bhd of $67,509.

During the years ended December 31, 2017 and 2016, the Company incurred rental expenses of $20,683 and $12,542 respectively to Spider Comm Sdn Bhd. On December 22, 2017, Spider Comm Sdn Bhd waived loan payable of $69,356 to the Company. The Company recognized the forfeiture of the loan as other income for the year ended December 31, 2017. As of December 31, 2017 and 2016, the loan payable balance to Spider Comm Sdn Bhd was nil and $62,822, respectively.

9.	Commitments and Contingencies

Operating lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the years ended December 31, 2017 and 2016 were $34,935 and $144,505 respectively.

As of December 31, 2017, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended December 31, 2017,
2018	$82,120
2019	88,639
Thereafter	-
Total minimum lease payments	$170,759

Legal proceeding

There has been no legal proceeding in which the Company is a party for the year ended December 31, 2017.

10.	Subsequent Events

Other than those disclosed below, there were no events or transactions that would require recognition or disclosure in our consolidated financial statements for the year ended December 31, 2017.

On January 12, 2018, the Company issued 26,134,925 common stock to the vendor as consideration of the acquisition of Hedu.

From January 2018 to March 2018, the Company issued 1,150,000 common stock to four third parties as consideration of certain professional and investor relation services.

Immediate after the above issuance, total number of common stock increased to 90,008,745.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2018.

TECHNOVATIVE GROUP, INC.

By:	/s/ Lin Kuan Liang Nicolas
Name:	Lin Kuan Liang Nicolas
Title:	Chief Executive Officer / Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, on April 2, 2018.

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

April 2, 2018

30