Form 10-Q
period 2018-03-31
Technovative Group, Inc.
filed 2018-05-15
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

As of May 14, 2018 the registrant had 90,008,745 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS	1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4 – 13

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,533	$227,186
Trade receivables	245,829	-
Prepayments, deposits and other receivables	1,059,045	60,718
Short-term investments	111,334	176,741
Total current assets	1,529,741	464,645
Property and equipment, net	105,968	138,941
Goodwill	4,033,530	4,033,530
TOTAL ASSETS	$5,669,239	$4,637,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$157,458	$7,283
Receipt in advance	-	60,414
Loan from a director	256,410	256,410
Due to a director	256,322	257,007
Acquisition and contingent consideration payables	1,045,397	3,658,889
Other payables and accrued liabilities	160,870	138,040
Total current liabilities	1,876,457	4,378,043
Acquisition and contingent consideration payables	522,699	522,699
Total liabilities	2,399,156	4,900,742

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares, nil share issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 200,000,000 shares, 90,008,745 and 62,723,820 shares respectively issued and outstanding as of March 31, 2018 and December 31, 2017	90,009	62,724
Additional paid-in capital	6,839,610	2,688,402
Accumulated losses	(3,684,819)	(3,030,707)
Accumulated other comprehensive income	25,283	15,955
Total stockholders’ equity / (deficit)	3,270,083	(263,626)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,669,239	$4,637,116

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the three months ended March 31,
	2018	2017

Revenues	$306,513	$856
Costs of revenues	(155,675)	-
Gross profit	150,838	856

Selling, general and administrative	(806,024)	(258,901)
Loss from operations	(655,186)	(258,045)

Interest income	1,074	16
Loss before income taxes	(654,112)	(258,029)

Income taxes	-	-
Net loss	$(654,112)	$(258,029)

Other comprehensive income (loss)
Foreign currency translation adjustments	9,328	(6,752)
Comprehensive loss	$(644,784)	$(264,781)

Earnings per share

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	85,606,311	58,012,709

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the three months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(654,112)	$(258,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,668	9,475
Written off of property and equipment	34,609	-
Share-based compensation	541,250	-
Changes in operating assets and liabilities:
Trade receivables	(244,671)	-
Deposits, prepayments and other receivables	26,229	(774)
Accounts payable	148,224	-
Receipt in advance	(14,668)	-
Other payables and accrued liabilities	(27,140)	(6,137)
Net Cash Used In Operating Activities	(185,611)	(255,465)

Cash Flows from Investing Activities:
Redemption of short-term investments	70,761	-
Purchase of property and equipment	-	(6,167)
Net Cash Provided by (Used In) Investing Activities	70,761	(6,167)

Cash Flows from Financing Activities:
Advances from a director	446	-
Net Cash Provided By Financing Activities	446	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	751	(8,027)

Net Decrease In Cash and Cash Equivalents	(113,653)	(269,659)
Cash and Cash Equivalents at Beginning of Period	227,186	668,566
Cash and Cash Equivalents at End of Period	$113,533	$398,907

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Issuance of shares for acquisition	$2,613,493	$320,000
Issuance of shares for services	$1,528,000	$-

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The unaudited condensed consolidated financial statements include the financial statements of all the subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

Recent accounting pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2018-05, if currently adopted, would have a material effect of the unaudited condensed consolidated financial position, results of operation and cash flows.

2.	Going Concern

As shown in the unaudited condensed consolidated financial statements, the Company has generated a net loss of $654,112 for the three months ended March 31, 2018 and an accumulated deficit of $3,684,819 as of March 31, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

3.	Short-Term Investments

Short-term investments are highly liquid available-for-sale securities in accounts maintained with commercial banks within the PRC. Interest income earned from the short-term investments for three months ended March 31, 2018 and 2017 were $988 and nil, respectively.

4.	Property and Equipment, Net

	As of
	March 31, 2018	December 31, 2017

Furniture, fixtures and equipment	$148,270	$146,668
Leasehold improvements	2,977	45,217
Total property and equipment	151,247	191,885
Less: Accumulated depreciation	(45,279)	(52,944)
Total property and equipment, net	$105,968	$138,941

The depreciation expenses for the three months ended March 31, 2018 and 2017 were $4,668 and $9,475, respectively.

5.	Deposits, prepayments and other receivables

	As of
	March 31, 2018	December 31, 2017

Prepaid share-based compensation expenses	$1,023,567	$-
Other receivables	35,478	60,718
Total deposits, prepayments and other receivables	$1,059,045	$60,718

6.	Common Stock

On January 12, 2018, the Company issued 26,134,925 common stock to the vendor as consideration of the acquisition of Hedu.

From January 2018 to March 2018, the Company issued 1,150,000 common stock to four third parties as consideration of certain professional and investor relation services.

On January 18, 2018, the Company granted 100,000 shares of the Company’s common stock to a consultant, in exchange for its investor relation services to the Company for the year 2018.

On March 15, 2018, the Company granted 1,050,000 shares of the Company’s common stock to three consultants, in exchange for its professional services to the Company for the year 2018.

As of March 31, 2018, there were 90,008,745 shares of Common Stock and no shares of preferred stock issued and outstanding.

7.	Earnings Per Share

	For the three months ended March 31,
	2018	2017

Net loss attributable to common shareholders for computing basic net loss per common share	$(654,112)	$(258,029)

Weighted average number of common shares outstanding – Basic and diluted	85,606,311	58,012,709

Basic and diluted loss per common share	$(0.01)	$(0.00)

8.	Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Wyoming in the U.S. and is subject to a gradual U.S. federal corporate income tax. Federal Corporate rate reduced to 21% (from brackets with a maximum tax rate of 35%) as from January 1, 2018. The State of Wyoming does not impose any corporate state income tax.

Samoa

TGL and IRG Samoa are incorporated in the Samoa. Under the current laws of the Samoa, TGL and IRG Samoa are not subject to tax on income or capital gains. In addition, upon payments of dividends by TGL and IRG Samoa, no Samoa withholding tax is imposed.

Hong Kong

TAL is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. TAL HK did not earn any income that was derived in Hong Kong for the three months ended March 31, 2018 and 2017, and therefore, TAL HK was not subject to Hong Kong profits tax.

Malaysia

IRG Malaysia is incorporated in Malaysia and Malaysia’s corporate tax standard rate is 24%. The Company did not generate any income during the year, and therefore not subject to any corporate tax in Malaysia.

PRC

Hedu and Zhike are incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%. Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. Hedu and Zhike did not generate taxable income in the PRC for the three months ended March 31, 2018 and 2017.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three months ended March 31, 2018 and 2017, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the three months ended March 31,
	2018	2017

Loss before income taxes	$(654,112)	$(258,029)
Tax at the income tax rate	(137,364)	(87,730)
Valuation allowance	137,364	87,730
Income taxes	$-	$-

9.	Related Parties Transactions

Nature of relationships with related parties

Name	Relationships with the Company
Miss Liang Meihua (Miss Liang)	A director of the Company
Mr Leung Kam Tim (Mr Leung)	A director of TAL
Miss Kung Wai Fan Candy (Miss Kung)	Former director of TAL
Spider Comm Sdn Bhd	Former common director of IRG Malaysia

Related party balances and transactions

On August 2, 2017, The Company entered into a promissory note (the “Note”) with Liang Meihua, the director of the Company since October 21, 2016, in the principal amount of $256,410. The Note shall be due and payable within 12 months (as extended by the holder from time to time) from the issuance date of the Note, and shall be interest free and shall not accrue any interest and bearing interest of 5% if an event of default occurred. On the date when the Company consummates the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000, the Note shall automatically convert into fully paid and non-assessable shares of the Company’s $0.001 par value per share common stock at a conversion price equal to the per share price of the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000. If no sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000 is consummated prior to the maturity date, the holder of the Note shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of this Note into conversion shares at a conversion price of $0.10 per Share. On December 18, 2017, Miss Liang forewent the right of conversion of the Note. As of March 31 2018 and December 31, 2017, the loan payable to Miss Liang was $256,410 and $256,410 respectively.

During the three months ended March 31, 2018 and 2017, the Company did not received advances from Miss Kung. On January 2, 2018, Miss Kung transferred and assigned all her loan receivable of $254,810 from TAL to Mr Leung. As of March 31, 2018 and December 31, 2017, the loan payable balance, without interest and due on demand, to Mr Leung was $256,322 and nil, respectively.

Spider Comm Sdn Bhd

During the three months ended March 31, 2018 and 2017, the Company incurred rental expenses of $5,349 and $4,723 respectively to Spider Comm Sdn Bhd.

10.	Share-Based Compensation Expenses

On January 18, 2018, the Company granted 100,000 shares of the Company’s common stock to a consultant, in exchange for its investor relation services to the Company for the year 2018. These shares were valued at $2.00 per share, the closing bid price of the Company’s common stock on the date of grant. This compensation expense of $200,000 was recognized in the first quarter of 2018.

On March 15, 2018, the Company granted 1,050,000 shares of the Company’s common stock to three consultants, in exchange for its professional services to the Company for the year 2018. These shares were valued at $1.30 per share, the closing bid price of the Company’s common stock on the date of grant. This compensation expense of $341,250 was recognized in the first quarter of 2018.

Total share compensation expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was $541,250 and nil respectively.

11.	Commitments and Contingencies

Operating lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended March 31, 2018 and 2017 were $30,115 and $27,278 respectively.

As of March 31, 2018, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended March 31, 2018,
2019	$115,210
2020	68,316
Thereafter	15,725
Total minimum lease payments	$199,251

Legal proceeding

There has been no legal proceeding in which the Company is a party for the three months ended March 31, 2018.

12.	Subsequent Events

There were no events or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the three months ended March 31, 2018.

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

The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Technovative Group, Inc., a Delaware corporation (“TEHG”), (ii) Technovative Group Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of TEHG (“TGL”), (iii) Technovative Asia Limited, a company incorporated under the laws of Hong Kong and a wholly-owned subsidiary of TGL (“TAL”), (iv) Innorei Group (Samoa) Limited, a company incorporated under the laws of Samoa and a wholly-owned subsidiary of TEHG (“IRG Samoa”), (v) Innorei Group Sdn Bhd, a company incorporated under the laws of Malaysia and a wholly owned subsidiary of IRG Samoa (“IRG”), (vi) Zhike (Shenzhen) Corporate Marketing Co., Ltd, a company incorporated under the laws of PRC and a wholly-owned subsidiary of TAL (“Zhike”), and (vii) Guangzhou City Hedu Information Technology Co., Ltd, contractually controlled affiliate of Zhike formed under the laws of the PRC (“Hedu”).

Overview

Technovative Group Inc. is a technology holding company. The Company has entered into the FinTech (financial technology) Segment after the acquisition of Hedu. Through its subsidiaries and consolidated variable interest entity, the Company is engaged in delivering financial technology blockchain solutions and big data analytics technologies to financial service institutions in the Greater China Region (GCR) and the Southeast Asia Region. We are currently developing a suite of smart tools which include Chatbot, Smart Contracts, Data Analytics, Blockchain and Trading Platform targeted to Finical Service Institutions (FSI) in GCR.

As of March 31, 2018 and December 31, 2017, our total accumulated deficits, including accumulated deficit during development stage, were (3,684,819) and ($3,030,707), respectively. Our stockholders’ equity deficit was $3,270,083 and ($263,626), respectively.

Results of Operations

For the three months ended March 31, 2018 compared with the three months ended March 31, 2017.

Gross Revenues

The Company received sales revenues of $306,513 in the three months ended March 31, 2018 compared to $856 being generated in the three months ended March 31, 2017. The increase in revenues is engaged in delivering financial technology blockchain solutions and big data analytics technologies to financial service institutions.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and March 31, 2017 were $806,024 and $258,901 respectively. The expenses consisted of sales and marketing, R & D, payroll and benefits, filing fees, professional fees, and other general expenses, which the share-based compensation amounted $541,250 is the most significant expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the three months ended March 31, 2018 and March 31, 2017, were ($654,112) and ($258,029), respectively. Basic and diluted net loss per share from continuing operations amounted ($0.01) and ($0.00) respectively for the three months ended March 31, 2018 and March 31, 2017 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $396,083 an increase in net loss for the three months ended March 31, 2018 comparing with three months ended March 31, 2017 was due to an increase in selling, general and administrative expenses, which the share-based compensation amounted $541,250 is the most significant expenses.

Liquidity and Capital Resources

At March 31, 2018 we had a working capital deficit of ($346,716) consisting of cash on hand of $113,533 as compared to a working capital deficit of ($3,913,398) and cash on hand of $227,186 as of December 31, 2017.

Net cash used in operating activities for the three months ended March 31, 2018 was ($185,611) as compared to net cash used in operating activities of ($255,465) for the three months ended March 31, 2017. The cash used in operating activities are for sales and marketing, R & D, payroll and benefits, depreciation, written off of property and equipment, filing fees, professional fees, and general expenses.

Net cash provided by (used in) investing activities for the three months ended March 31, 2018 was $70,761 as compared to ($6,167) for the three months ended March 31, 2017. The different was derived from investing activities on the redemption of short term investments.

Net cash provided by financing activities for the three months ended March 31, 2018 was $446 as compared to nil for the three months ended March 31, 2017 derived from advances from a director.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2018, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO and CFO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company’s did not have effective internal control over financial reporting as of March 31, 2018, due to certain factors, including but not limited to, the lack of segregation of duties as the CEO and CFO roles are served by the same person, and the Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. The Company is actively searching for a Chief Financial Officer with significant experience in public reporting company and a financial staff with expertise in US GAAP reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;**

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance*

101.SCH	XBRL Schema*

101.CAL	XBRL Calculation*

101.DEF	XBRL Definition*

101.LAB	XBRL Label*

101.PRE	XBRL Presentation*

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technovative Group, Inc.

Date: May 15. 2018	By:	/s/ Lin Kuan Liang Nicolas
	Name:	Lin Kuan Liang Nicolas
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

