Form 10-Q
period 2018-06-30
Technovative Group, Inc.
filed 2018-08-14
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

As of August 13, 2018, the registrant had 90,108,745 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Stated in US Dollars)

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112,749	$227,186
Trade receivables	231,599	-
Prepayments, deposits and other receivables	714,732	60,718
Short-term investments	-	176,741
Total current assets	1,059,080	464,645
Property and equipment, net	96,468	138,941
Goodwill	4,033,530	4,033,530
TOTAL ASSETS	$5,189,078	$4,637,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$-	$7,283
Receipt in advance	-	60,414
Loan from a director	256,410	256,410
Due to a director	256,786	257,007
Due to a related party	47,353	-
Acquisition and contingent consideration payables	1,045,397	3,658,889
Other payables and accrued liabilities	145,437	138,040
Total current liabilities	1,751,383	4,378,043
Acquisition and contingent consideration payables	522,699	522,699
Total liabilities	2,274,082	4,900,742

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares, nil share issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 200,000,000 shares, 90,008,745 and 62,723,820 shares respectively issued and outstanding as of June 30, 2018 and December 31, 2017	90,009	62,724
Additional paid-in capital	6,839,610	2,688,402
Accumulated losses	(3,971,431)	(3,030,707)
Accumulated other comprehensive income	(43,192)	15,955
Total stockholders’ equity / (deficit)	2,914,996	(263,626)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,189,078	$4,637,116

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$150,650	$1,256	$457,163	$2,112
Costs of revenues	(21,015)	-	(21,015)	-
Gross profit	129,635	1,256	436,148	2,112

Share-based compensation	(341,250)	-	(882,500)	-
Selling, general and administrative	(305,459)	(202,867)	(570,233)	(461,768)
Total operating expenses	(646,709)	(202,867)	(1,452,733)	(461,768)

Loss from operations	(517,074)	(201,611)	(1,016,585)	(459,656)

Interest income	456	6	1,530	22
Sundry income	74,331	-	74,331	-
Total other income	74,787	6	75,861	22

Loss before income taxes	(442,287)	(201,605)	(940,724)	(459,634)
Income taxes	-	-	-	-
Net loss	$(442,287)	$(201,605)	$(940,724)	$(459,634)

Other comprehensive income
Foreign currency translation adjustments	(68,475)	4,204	(59,147)	(2,548)
Comprehensive loss	$(510,762)	$(197,401)	$(999,871)	(462,182)

Loss per share

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	90,008,745	62,723,820	87,819,689	60,381,279

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(940,724)	$(459,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,507	19,522
Written off of property and equipment	34,519	-
Share-based compensation	882,500	-
Changes in operating assets and liabilities:
Trade receivables	(234,844)	-
Deposits, prepayments and other receivables	29,026	5,317
Accounts payable	(7,443)	-
Receipt in advance	(60,586)	-
Other payables and accrued liabilities	(38,636)	1,094
Net Cash Used In Operating Activities	(326,681)	(433,701)

Cash Flows from Investing Activities:
Redemption of short-term investments	180,633	-
Purchase of property and equipment	-	(12,892)
Net Cash Provided by (Used In) Investing Activities	180,633	(12,892)

Cash Flows from Financing Activities:
Advances from a director	817	-
Advances from a related party	46,331	-
Net Cash Provided By Financing Activities	47,148	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15,537)	(6,163)

Net Decrease In Cash and Cash Equivalents	(114,437)	(452,756)
Cash and Cash Equivalents at Beginning of Period	227,186	668,566
Cash and Cash Equivalents at End of Period	$112,749	$215,810

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Issuance of shares for acquisition	$2,613,493	$320,000
Issuance of shares for services	$1,565,000	$-

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

On October 26, 2016, the Company acquired 100% of the outstanding common shares of Innorei Group (Samoa) Limited (“IRG Samoa”), a holding company of Innorei Group Sdn. Bhd. (“IRG Malaysia”) IRG Malaysia was a mobile solutions apps development and information technology service provider. The Company issued 8,000,000 common stock to the vendor at February 22, 2017 as consideration. On April 24, 2018, IRG Samoa transferred all the outstanding common shares of IRG Malaysia to TGL, and the Company dissolved IRG Samoa.

On December 27, 2017, the Company entered into a Share Transfer Agreement with several individuals, who are Shareholders of Guangzhou City Hedu Information Technology Co., Ltd (“Hedu”), a People’s Republic of China (“PRC”) company, in exchange for entering into a loan agreement and a series of contractual agreements (the “VIE Agreements”), through the Company’s wholly owned foreign entity, Zhike (Shenzhen) Marketing Technology Co., Ltd (“Zhike”). Zhike was incorporated by the Company in the PRC on August 15, 2017. Pursuant to the VIE Agreements, Hedu became a Variable Interest Entity (the “VIE”) of the Company, via Zhike, and as such, the Company shall control all of Hedu’s business affairs and economic interests through Zhike. Hedu specializes in blockchain and big data analytics technologies.

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

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded on a gross basis, net of surcharges and value added tax ("VAT").

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

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of six months or less to be cash equivalents.

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

Recent accounting pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2018-11, if currently adopted, would have a material effect of the unaudited condensed consolidated financial position, results of operation and cash flows.

2.	Going Concern

As shown in the unaudited condensed consolidated financial statements, the Company has generated a net loss of $940,724 for the six months ended June 30, 2018 and an accumulated deficit of $3,971,431 as of June 30, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

Short-term investments are highly liquid available-for-sale securities in accounts maintained with commercial banks within the PRC. Interest income earned from the short-term investments for three months ended June 30, 2018 and 2017 were $536 and nil, respectively. Interest income earned from the short-term investments for six months ended June 30, 2018 and 2017 were $1,524 and nil, respectively. As of June 30, 2018, the Company did not have any short-term investments.

4.	Property and Equipment, Net

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)

Furniture, fixtures and equipment	$141,603	$146,668
Leasehold improvements	2,828	45,217
Total property and equipment	144,431	191,885
Less: Accumulated depreciation	(47,963)	(52,944)
Total property and equipment, net	$96,468	$138,941

The depreciation expenses for the three months ended June 30, 2018 and 2017 were $4,839 and $10,047, respectively. The depreciation expenses for the six months ended June 30, 2018 and 2017 were $9,507 and $19,522, respectively.

5.	Deposits, prepayments and other receivables

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)

Prepaid share-based compensation expenses	$682,500	$-
Other receivables	32,232	60,718
Total deposits, prepayments and other receivables	$714,732	$60,718

6.	Common Stock

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

As of June 30 2018, there were 90,008,745 shares of Common Stock and no shares of preferred stock issued and outstanding.

7.	Loss Per Share

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to common shareholders for computing basic net loss per common share	$(442,287)	$(201,605)	$(940,724)	$(459,634)

Weighted average number of common shares outstanding – Basic and diluted	90,008,745	62,723,820	87,819,689	60,381,279

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

8.	Income Taxes

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

Hong Kong

TAL is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. TAL HK did not earn any income that was derived in Hong Kong for the three and six months ended June 30, 2018 and 2017, and therefore, TAL HK was not subject to Hong Kong profits tax.

Malaysia

IRG Malaysia is incorporated in Malaysia and Malaysia’s corporate tax standard rate is 24%. The Company did not generate any income during the six months ended June 30, 2018 and 2017, and therefore not subject to any corporate tax in Malaysia.

PRC

Hedu and Zhike are incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%. Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. Hedu and Zhike did not generate taxable income in the PRC for the three and six months ended June 30, 2018 and 2017.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three and six months ended June 30, 2018 and 2017, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Loss before income taxes	$(442,287)	$(201,605)	$(940,724)	$(459,634)

Tax at the income tax rate 25% (2017: 34%)	(110,572)	(68,546)	(235,181)	(156,276)
Valuation allowance	110,572	68,546	235,181	156,276
Income taxes	$-	$-	$-	$-

9.	Related Parties Transactions

Nature of relationships with related parties

Name	Relationships with the Company
Miss Liang Meihua (Miss Liang)	A director of the Company
Mr Leung Kam Tim (Mr Leung)	A director of TAL
Miss Kung Wai Fan Candy (Miss Kung)	Former director of TAL
Mr Huang, Kewie (Mr Huang)	Chief Technology Officer of the Company
Spider Comm Sdn Bhd	Former common director of IRG Malaysia

Related party balances and transactions

On August 2, 2017, the Company entered into a promissory note (the “Note”) with Liang Meihua, the director of the Company since October 21, 2016, in the principal amount of $256,410. The Note shall be due and payable within 12 months (as extended by the holder from time to time) from the issuance date of the Note, and shall be interest free and shall not accrue any interest and bearing interest of 5% if an event of default occurred. On the date when the Company consummates the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000, the Note shall automatically convert into fully paid and non-assessable shares of the Company’s $0.001 par value per share common stock at a conversion price equal to the per share price of the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000. If no sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000 is consummated prior to the maturity date, the holder of the Note shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of this Note into conversion shares at a conversion price of $0.10 per Share. On December 18, 2017, Miss Liang forewent the right of conversion of the Note. As of June 30 2018 and December 31, 2017, the loan payable to Miss Liang was $256,410 and $256,410, respectively.

During the six months ended June 30, 2018 and 2017, the Company did not receive advances from Miss Kung. On January 2, 2018, Miss Kung transferred and assigned all her loan receivable of $254,810 from TAL to Mr Leung. As of June 30, 2018 and December 31, 2017, the loan payable balance, without interest and due on demand, to Mr Leung was $256,786 and nil, respectively.

During the six months ended June 30, 2018 and 2017, the Company owed advances of $46,331 for disbursements from Mr Huang. As of June 30, 2018 and December 31, 2017, the loan payable balance, without interest and due on demand, to Mr Huang was $47,353 and nil, respectively.

Spider Comm Sdn Bhd

During the three months ended June 30, 2018 and 2017, the Company incurred rental expenses of $5,321 and $4,723 respectively to Spider Comm Sdn Bhd. During the six months ended June 30, 2018 and 2017, the Company incurred rental expenses of $10,670 and $9,446 respectively to Spider Comm Sdn Bhd.

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

On March 15, 2018, the Company granted 1,050,000 shares of the Company’s common stock to three consultants, in exchange for its professional services to the Company for the year 2018. These shares were valued at $1.30 per share, the closing bid price of the Company’s common stock on the date of grant. Compensation expense of $682,500 was recognized in the first half year of 2018.

Total share compensation expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 was $341,250 and nil, respectively, and for the six months ended June 30, 2018 and 2017 was $882,500 and nil, respectively.

11.	Commitments and Contingencies

Operating lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended June 30, 2018 and 2017 were $5,321 and $5,883 respectively. Rental expenses under operating leases for the six months ended June 30, 2018 and 2017 were $24,148 and $33,161, respectively.

As of June 30 2018, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ended June 30, 2018,
2019	$82,918
2020	29,699
Thereafter	-
Total minimum lease payments	$112,617

Legal proceeding

There has been no legal proceeding in which the Company is a party for the six months ended June 30, 2018.

12.	Subsequent Events

There were no events or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the six months ended June 30, 2018.

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

Overview

Technovative Group Inc. (“TEHG”) is a holding company that is a technology software development company through its subsidiaries and consolidated variable interest entity. TEHG’s operating entity, Hedu.ai, provides Distributed Ledger Transaction solutions and Big Data analytics services in the Greater China Region (“GCR”) and the Southeast Asia Region to various enterprise clients with a focus on financial service institutions (“FSI”). Additional services that Hedu.ai provides include Artificial Intelligence and Cloud Computing solutions.

Hedu.ai charges a service fee on its enterprise clients based upon the complexity of the projects and solutions, as well as number of users and volume of resources consumed.

Providing customized technology development solutions to enterprise clients also enables Hedu.ai to further develop its existing proprietary technologies such as Hedu SmartSuite™ and its core product for the consumer market, an Artificial Intelligence Chatbot. The Chatbot enables users to manage their entire financial life, from monitoring spending to saving and sending money, all from the familiar interface of instant messenger platform. Our proprietary Chatbot uses state of the art machine learning technology to interpret complex data to answer questions in real time. The revenue streams of the Chatbot are divided as: 1) subscription; 2) referral fees; 3) ad serving; and, 4) data analytics and market research.

As of June 30, 2018 and December 31, 2017, our total accumulated deficits, including accumulated deficit during development stage, were ($3,971,431) and ($3,030,707), respectively. Our stockholders’ equity was $2,914,996 and ($263,626), respectively. The Company also experienced insufficient cash flows from operations and will be required to obtain continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities. The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. The financial statements included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three months ended June 30, 2018 compared with the three months ended June 30, 2017

Gross Revenues

The Company received sales revenues of $150,650 in the three months ended June 30, 2018 and compared to $1,256 in the three months ended June 30, 2017.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and June 30, 2017 were $646,709 and $202,867, respectively. The expenses consisted of sales and marketing, research and development, payroll and benefits, filing fees, professional fees, payroll and benefits, and other general expenses which the share-based compensation amounted $341,250 is the most significant expense.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the three months ended June 30, 2018 and June 30, 2017, were ($442,287) and ($201,605), respectively. Basic and diluted net loss per share from continuing operations amounted (0.00) and (0.00) respectively for the three months ended June 30, 2018 and June 30, 2017 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $240,682 increase in net loss for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due to an increase in selling, general and administrative expenses with continuous financial resources input and where the share-based compensation that amounted to $341,250 was the most significant expense.

For the six months ended June 30, 2018 compared with the six months ended June 30, 2017

Gross Revenues

The Company received sales revenues of $457,163 in the six months ended June 30, 2018 and compared to $2,112 in the six months ended June 30, 2017.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 and June 30, 2017 were $1,452,733 and $461,768, respectively. The expenses consisted of sales and marketing, research and development, payroll and benefits, filing fees, professional fees, payroll and benefits, and other general expenses where the share-based compensation that amounted to $882,500 was the most significant expense.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the six months ended June 30, 2018 and June 30, 2017, were ($940,724) and ($459,634), respectively. Basic and diluted net loss per share from continuing operations amounted (0.01) and (0.01) respectively for the six months ended June 30, 2018 and June 30, 2017 after taking into consideration and retroactively restating to reflect the 1-for-20 reverse stock split effected on March 2, 2015 and the 1-for-10 reverse stock split effected on May 11, 2015.

The $481,090 increase in net loss for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was due to an increase in selling, general and administrative expenses with continuous financial resources input and which the share-based compensation amounted $882,500 is the most significant expense.

Liquidity and Capital Resources

As of June 30, 2018, we had a working capital deficit of $692,303, consisting of cash on hand of $112,749 as compared to a working capital deficit of $3,913,398 and cash on hand of $227,186 as of December 31, 2017.

Net cash used in operating activities for the six months ended June 30, 2018 was $326,681 as compared to net cash used in operating activities of $433,701 for the six months ended June 30, 2017. The cash used in operating activities are mainly for sales and marketing, R & D, payroll and benefits, depreciation, written off of property and equipment, filing fees, professional fees, and general expenses.

Net cash provided by investing activities for the six months ended June 30, 2018 was $180,633 as compared to net cash used in investing activities of $12,892 for the six months ended June 30, 2017. The difference was derived from investing activities on redemption of short-term investments and purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2018 was $47,148 as compared to nil for the six months ended June 30, 2017 derived from advances from a director and a related party.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

We performed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company’s did not have effective internal control over financial reporting as of June 30, 2018, due to certain factors, including but not limited to, the lack of segregation of duties as the CEO and CFO roles are served by the same person, and the Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. The Company is actively searching for a Chief Financial Officer with significant experience in public reporting company and a financial staff with expertise in US GAAP reporting.

Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2018, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 12, 2018, the Company issued 100,000 shares of the Company’s common stock to TraDigital Marketing Group, Inc., a service provider of the Company, equivalent to $100,000 worth of services provided from January to June 2018. All of the securities referenced above are offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;**

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance*

101.SCH	XBRL Schema*

101.CAL	XBRL Calculation*

101.DEF	XBRL Definition*

101.LAB	XBRL Label*

101.PRE	XBRL Presentation*

** ***	Filed herewith Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technovative Group, Inc.

Date: August 14, 2018	By:	/s/ Lin Kuan Liang Nicolas
	Name:	Lin Kuan Liang Nicolas
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)

