Form 10-Q
period 2018-09-30
Technovative Group, Inc.
filed 2018-11-19
CIK 1523855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 19, 2018, the registrant had 90,108,745 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Stated in US Dollars)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 – 14

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$574,701	$227,186
Accounts receivables	214,971	-
Prepayments, deposits and other receivables	262,930	60,718
Short-term investments	-	176,741
Total current assets	1,052,602	464,645
Property and equipment, net	105,014	138,941
Goodwill	4,033,530	4,033,530
TOTAL ASSETS	$5,191,146	$4,637,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	$-	$7,283
Receipt in advance	-	60,414
Short-term loan	723,017	-
Loan from a director	256,410	256,410
Due to a director	259,417	257,007
Due to a related party	58,739	-
Acquisition and contingent consideration payables	1,045,397	3,658,889
Other payables and accrued liabilities	235,666	138,040
Total current liabilities	2,578,646	4,378,043
Acquisition and contingent consideration payables	522,699	522,699
Total liabilities	3,101,345	4,900,742

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares, nil share issued and outstanding	-	-
Common stock, $0.001 par value, authorized: 200,000,000 shares, 90,108,745 and 62,723,820 shares, respectively issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	90,109	62,724
Additional paid-in capital	6,584,860	2,688,402
Accumulated deficit	(4,478,323)	(3,030,707)
Accumulated other comprehensive income (loss)	(106,845)	15,955
Total stockholders’ equity (deficit)	2,089,801	(263,626)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,191,146	$4,637,116

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,044	$49	$458,207	$2,161
Costs of revenues	-	-	(21,015)	-
Gross profit	1,044	49	437,192	2,161

Share-based compensation	(200,000)	-	(1,082,500)	-
Selling, general and administrative expenses	(307,936)	(174,483)	(878,169)	(636,251)
Loss from operations	(506,892)	(174,434)	(1,523,477)	(634,090)

Interest income	-	6	1,530	28
Sundry income	-	-	74,331	-
Loss before income taxes	(506,892)	(174,428)	(1,447,616)	(634,062)

Income taxes	-	-	-	-
Net loss	$(506,892)	$(174,428)	$(1,447,616)	$(634,062)

Other comprehensive income (loss)
Foreign currency translation adjustments	(63,653)	891	(122,800)	(1,657)
Comprehensive loss	$(570,545)	$(173,537)	$(1,570,416)	$(635,719)

Net loss per common share

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	91,085,764	62,723,820	88,586,697	61,170,706

See accompanying notes to unaudited condensed consolidated financial statements

TECHNOVATIVE GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,447,616)	$(634,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,089	28,475
Written off of property and equipment	34,047	8,141
Written off of receivables	-	920
Share-based compensation	1,082,500	-
Changes in operating assets and liabilities:
Accounts receivables	(218,341)	-
Deposits, prepayments and other receivables	25,325	13,738
Accounts payable	(7,270)	-
Receipt in advance	(60,226)	-
Other payables and accrued liabilities	56,477	1,237
Net Cash Used In Operating Activities	(521,015)	(581,551)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	7,733
Redemption of short-term investments	176,426	-
Purchase of property and equipment	(16,370)	(13,023)
Net Cash Provided by (Used In) Investing Activities	160,056	(5,290)
Cash Flows from Financing Activities:
Proceeds from a short term loan	723,017	-
Advances from a director	3,031	256,410
Repayment to a related party	(17,359)	-
Net Cash Provided By Financing Activities	708,689	256,410
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(215)	(4,915)

Net Increase In Cash and Cash Equivalents	347,515	(335,346)
Cash and Cash Equivalents at Beginning of Period	227,186	668,566
Cash and Cash Equivalents at End of Period	$574,701	$333,220

Supplemental Cash Flow Information:
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-
Supplemental Disclosure of Non-Cash Transactions:
Issuance of shares for acquisition	$2,613,493	$-
Issuance of shares for services	$1,310,350	$-

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated balance sheet as of December 31, 2017 contained herein has been derived from the audited financial statements as of December 31, 2017, but does not include all disclosures required by GAAP.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill

The Company allocates goodwill from business combinations to reporting units based on the expectation that the reporting unit is to benefit from the business combination. The Company evaluates its reporting units on an annual basis and, if necessary, reassigns goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgments, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, the Company performs a quantitative impairment test. As of September 30, 2018 the Company concluded that there was no impairment of goodwill.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded on a gross basis, net of surcharges and value added tax (“VAT”).

Income taxes

The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2018 and December 31, 2017, the Company had no significant uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax year that remains subject to examination is the years ended December 31, 2017, 2016 and 2015. The Company recognizes interest and penalties related to significant uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2018 and December 31, 2017.

In December 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on the balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when the Company becomes profitable, the Company will receive a reduced benefit from such deferred tax assets.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of nine months or less to be cash equivalents. As of September 30, 2018 and December 31, 2017, substantially all of the cash and cash equivalents were held in Hong Kong.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Management believes that the accounts receivable are fully collectible. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable at September 30, 2018 and December 31, 2017.

Plant and equipment

Plant and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and equipment	5 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Computer software	5 years

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company’s compensation expense for unvested options to non-employees is re-measured at each balance sheet date and is being amortized over the vesting period of the options. There are no stock options outstanding as of September 30, 2018 and December 31, 2017.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company, Technovative Group, Inc., its subsidiaries, TGL and IRG Samoa is the U.S. dollar, the functional currency for TAL is Hong Kong dollar (“HKD”), the functional currency of Hedu and Zhike, the main operating companies, is the Chinese Renminbi (“RMB”) and the functional currency of IRG Malaysia is Ringgit (“MYR”). For the subsidiaries whose functional currencies are the RMB or HKD or MYR, the results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For operating subsidiaries located in the People’s Republic of China (“PRC”), asset and liability accounts at September 30, 2018 and December 31, 2017 were translated at 6.8690 RMB to $1.00 and at 6.5067 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the nine months ended September 30, 2018 and 2017 were 6.5197 RMB and 6.8071 RMB to $1.00, respectively. The exchange rates used at September 30, 2018 and December 31, 2017 for TAL were 7.8282 and 7.8129 to $1.00, respectively. The average exchange rates used by TAL for the nine months ended September 30, 2018 and 2017 were 7.8405 and 7.7879 to $1.00, respectively. The exchange rates used at September 30, 2018 and December 2017 for IRG Malaysia were 4.1385 and 4.0614 to $1.00, respectively. The average exchanges rates used by IRG Malaysia for the nine months ended September 30, 2018 and 2017 were 3.9909 and 4.3461, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Value Added Tax

The Company’s operating subsidiaries in the Peoples’ Republic of China are subject to a value added tax (“VAT”) of 6% for providing services and 16% for selling products. The amount of VAT liability is determined by applying the applicable tax rates to the sales invoices and making deductions on VAT paid on purchases made with the relevant supporting invoices (input VAT). The Company reports revenue net of VAT for all the periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss.

Comprehensive income (loss)

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

Recent accounting pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This standard defers for one year the effective date of ASU 2014-09. The deferral will result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018. The adoption of this authoritative guidance had no material impact on our consolidated financial statements.

February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. The Company is in the process of evaluating the impact on its consolidated financial statements upon adoption.

In August 2016, the FASB issued ASU 2016-15, an update to ASC Topic 230, Statement of Cash Flows to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial statements.

On May 10, 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies the scope of modification accounting for share-based compensation arrangements by providing guidance on the types of changes to the terms and conditions of share-based compensation awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This update provides companies with the option to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act, or the 2017 Tax Act, from accumulated other comprehensive income to retained earnings. This standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and anticipate adopting the standard for the fiscal year ending December 31, 2019.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2018-16, if currently adopted, would have a material effect of the unaudited condensed consolidated financial position, results of operation and cash flows.

2.	Going Concern

As shown in the unaudited condensed consolidated financial statements, the Company has generated a net loss of $1,447,616 for the nine months ended September 30, 2018 and an accumulated deficit of $4,478,323 as of September 30, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

Short-term investments are highly liquid available-for-sale securities in accounts maintained with commercial banks within the PRC. Interest income earned from the short-term investments for three months ended September 30, 2018 and 2017 were nil and nil, respectively. Interest income earned from the short-term investments for nine months ended September 30, 2018 and 2017 were $1,530 and $28, respectively. As of September 30, 2018, the Company did not have any short-term investments.

4.	Property and Equipment, Net

	As of
	September 30, 2018	December 31, 2017

Furniture, fixtures and equipment	$127,904	$146,668
Computer software	15,535	-
Leasehold improvements	12,900	45,217
Total property and equipment	156,339	191,885
Less: Accumulated depreciation	(51,325)	(52,944)
Total property and equipment, net	$105,014	$138,941

The depreciation expenses for the three months ended September 30, 2018 and 2017 were $4,582 and $8,929, respectively. The depreciation expenses for the nine months ended September 30, 2018 and 2017 were $14,089 and $28,475, respectively.

5.	Deposits, prepayments and other receivables

	As of
	September 30, 2018	December 31, 2017

Prepaid share-based compensation expenses	$232,818	$-
Deposits and prepayments	112	-
Other receivables	30,000	60,718
Total deposits, prepayments and other receivables	$262,930	$60,718

6.	Short Term Loan

The short term loan represents advances given by an unrelated third party that are unsecured, non-interest bearing and repayable on demand.

7.	Common Stock

On January 12, 2018, the Company issued 26,134,925 shares of its common stock to the vendor as consideration of the acquisition of Hedu.

From January 2018 to March 2018, the Company issued 1,150,000 shares of its common stock to four third parties as consideration of certain professional and investor relation services.

On January 18, 2018, the Company granted 100,000 shares of the Company’s common stock to a consultant, in exchange for its investor relation services to the Company for the year 2018.

On March 15, 2018, the Company granted 1,050,000 shares of the Company’s common stock to three consultants, in exchange for its professional services to the Company for the year 2018.

On July 12, 2018, the Company granted 100,000 shares of the Company’s common stock to a consultant, in exchange for its investor relation services to the Company for the year 2018.

As of September 30, 2018, there were 90,108,745 shares of Common Stock and no shares of preferred stock issued and outstanding.

8.	Net Loss Per Share Data

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to common shareholders for computing basic net loss per common share	$(506,892)	$(174,428)	$(1,447,616)	$(634,062)

Weighted average number of common shares outstanding – Basic and diluted	91,085,764	62,723,820	88,586,697	61,170,706

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

9.	Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company does not believe it is subject to any amounts due that may be related to a one-time transition tax on the mandatory deemed repatriation of foreign earnings.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of September 30, 2018 the Company has not recognized the provisional effects of the enactment of the Act, but is reviewing its impact, if any. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act. Management will review this valuation allowance periodically and make adjustments as necessary.

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

The Company is governed by the Income Tax Laws of the PRC, Inland Revenue Ordinance of Hong Kong. Under the Income Tax Laws of PRC and Hong Kong, companies are generally subject to an income tax at an effective rate of 16.5%, respectively, on income reported in the statutory financial statements after appropriate tax adjustments.

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

The Company is governed by the Income Tax Laws of the PRC, Inland Revenue Ordinance of Hong Kong. Under the Income Tax Laws of PRC and Hong Kong, companies are generally subject to an income tax at an effective rate of 25% and 16.5%, respectively, on income reported in the statutory financial statements after appropriate tax adjustments.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance that Management has established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when Management considers realization of such amounts to be more likely than not. For the three and six months ended September 30, 2018 and 2017, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the three months ended September 30,		For the Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss before income taxes	$(506,892)	$(174,428)	$(1,447,616)	$(634,062)

Tax at the income tax rate 25% (2017: 34%)	(126,723)	(59,306)	(361,904)	(215,581)
Valuation allowance	126,723	59,306	361,904	215,581
Income taxes	$-	$-	$-	$-

Management is reviewing its filing obligations in each of the jurisdictions the Company is required to filing in and is in the process of bringing such filings up to date.

10.	Related Parties Transactions

Nature of relationships with related parties

Name	Relationships with the Company
Miss Liang Meihua (Miss Liang)	A director of the Company
Mr Leung Kam Tim (Mr Leung)	A director of TAL
Miss Kung Wai Fan Candy (Miss Kung)	Former director of TAL
Mr Huang, Kewie (Mr Huang)	Chief Technology Officer of the Company
Spider Comm Sdn Bhd	Former common director of IRG Malaysia

Related party balances and transactions

On August 2, 2017, The Company entered into a promissory note (the “Note”) with Liang Meihua, the director of the Company since October 21, 2016, in the principal amount of $256,410. The Note shall be due and payable within 12 months (as extended by the holder from time to time) from the issuance date of the Note, and shall be interest free and shall not accrue any interest and bearing interest of 5% if an event of default occurred. On the date when the Company consummates the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000, the Note shall automatically convert into fully paid and non-assessable shares of the Company’s $0.001 par value per share common stock at a conversion price equal to the per share price of the sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000. If no sale for cash by the Company of any equity or convertible securities generating aggregate gross proceeds of at least $10,000,000 is consummated prior to the maturity date, the holder of the Note shall have the right to convert all or any portion of the outstanding and unpaid principal and interest of this Note into conversion shares at a conversion price of $0.10 per Share. On December 18, 2017, Miss Liang forewent the right of conversion of the Note. As of September 30, 2018 and December 31, 2017, the loan payable to Miss Liang was $256,410 and $256,410, respectively.

During the nine months ended September 30, 2018 and 2017, the Company did not received advances from Miss Kung. On January 2, 2018, Miss Kung transferred and assigned all her loan receivable of $254,810 from TAL to Mr Leung. As of September 30, 2018 and December 31, 2017, the loan payable balance, without interest and due on demand, to Mr Leung was $259,417 and nil, respectively.

During the nine months ended September 30, 2018 and 2017, the Company owed advances of $58,739 and nil, respectively, for disbursements from Mr Huang. As of September 30, 2018 and December 31, 2017, the loan payable balance, without interest and due on demand, to Mr Huang was $58,739 and nil, respectively.

Spider Comm Sdn Bhd

During the three months ended September 30, 2018 and 2017, the Company incurred rental expenses of $5,116 and $5,050 respectively to Spider Comm Sdn Bhd. During the nine months ended September 30, 2018 and 2017, the Company incurred rental expenses of $15,786 and $14,496 respectively to Spider Comm Sdn Bhd.

11.	Share-Based Compensation Expenses

On January 18, 2018, the Company granted 100,000 shares of the Company’s common stock to a consultant, in exchange for its investor relation services to the Company for the year 2018. These shares were valued at $2.00 per share, the closing bid price of the Company’s common stock on the date of grant. This compensation expense of $200,000 was recognized in the first quarter of 2018.

On March 15, 2018, the Company granted 1,050,000 shares of the Company’s common stock to three consultants, in exchange for its professional services to the Company for the year 2018. These shares were valued at $1.30 per share, the closing bid price of the Company’s common stock on the date of grant. Compensation expense of $682,500 was recognized in the first nine months of 2018.

On July 12, 2018, the Company granted 100,000 shares of the Company’s common stock to a consultant, in exchange for its investor relation services to the Company for the year 2018. These shares were valued at $2.00 per share, the closing bid price of the Company’s common stock on the date of grant. This compensation expense of $200,000 was recognized in the third quarter of 2018.

Total share compensation expenses recognized in the general and administrative expenses of the unaudited condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 was $200,000 and nil, respectively, and for the nine months ended September 30, 2018 and 2017 was $1,082,500 and nil, respectively.

12.	Commitments and Contingencies

Operating lease

The Company leases a number of properties under operating leases. Rental expenses under operating leases for the three months ended September 30, 2018 and 2017 were $22,648 and $5,050 respectively. Rental expenses under operating leases for the nine months ended September 30, 2018 and 2017 were $71,015 and $38,211, respectively.

As of September 30, 2018, the Company was obligated under non-cancellable operating leases minimum rentals as follows:

Twelve months ending September 30,
2019	$74,953
2020	-
Thereafter	-
Total minimum lease payments	$74,953

Legal proceeding

There has been no legal proceeding in which the Company is a party for the nine months ended September 30, 2018.

13.	Subsequent Events

There were no events or transactions that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2018.

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

Overview

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

As of September 30, 2018 and December 31, 2017, our total accumulated deficits, including accumulated deficit during development stage, were $4,478,323 and $3,030,707, respectively. Our stockholders’ equity was $2,089,801 and ($263,626), respectively. The Company continues to have insufficient cash flows from its operations and will be required to obtain continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities. The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. The financial statements included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

The Company acquired Hedu in the last days of calendar year 2017 and in 2018 began to integrate the operations of the VIE into that of the rest of the Group. The Company also started to recruit more senior professionals, added new resources to the existing staff and generally incurred more overheads normally associated with the commencement of operations. Prior to 2018, the Company was primarily dormant with overheads incurred largely that of a corporate nature.

In the quarter ended September 30, 2018 the Company began testing of its Smartsuite blockchain solution specially geared for the finance industry and as a result incurred higher expenses as it held demonstrations of its product, developed proof of concept presentations to prospective clients and paid marketing visits to companies.

The Company aims to launch its Smartsuite product in the last quarter of 2018 and general, selling and administration expenses are likely to further increase, as the Company develops into a full-fledged operation.

Results of Operations

For the three months ended September 30, 2018 compared with the three months ended September 30, 2017

Gross Revenues

The Company received sales revenues of $1,044 in the three months ended September 30, 2018 compared to $49 in the three months ended September 30, 2017.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 and September 30, 2017 were $507,936 and $174,483, respectively. The expenses consisted of sales and marketing, research and development, payroll and benefits, filing fees, professional fees, payroll and benefits, and other general expenses, of which the share-based compensation amounting to $200,000 for investor services is the single most significant expense.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Loss

Net losses for the three months ended September 30, 2018 and September 30, 2017, were $506,892 and $174,428, respectively. Basic and diluted net loss per share from continuing operations amounted $0.01 and $0.00, respectively for the three months ended September 30, 2018 and September 30, 2017.

The increase in net loss for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to an increase in selling, general and administrative expenses in this current period whereas in the comparable quarter, the Company was dormant.

For the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017

Gross Revenues

The Company received sales revenues of $458,207 in the nine months ended September 30, 2018 and compared to $2,161 in the nine months ended September 30, 2017.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 and September 30, 2017 were $1,960,669 and $636,251 respectively. The expenses consisted of sales and marketing, research and development, payroll and benefits, filing fees, professional fees, payroll and benefits, and other general expenses.

We expect that our general and administrative expenses will continue to increase as we will incur additional costs to support the growth of our business.

Net Profit (Loss)

Net losses for the nine months ended September 30, 2018 and September 30, 2017, were $1,447,616 and $634,062, respectively.

The increase in the net loss for the nine months ended September 30, 2018 compared with the corresponding nine months ended September 30, 2017 was due to an increase in all categories of expenses as the Company gears up for the launch of the Smartsuite blockchain solution in the last quarter of the year.

Liquidity and Capital Resources

As of September 30, 2018, we had a working capital deficit of $1,526,044, of which cash on hand represents $574,701 as compared to a working capital deficit of $3,913,398,  with cash on hand of $227,186 as of December 31, 2017.

Net cash used in operating activities for the nine months ended September 30, 2018 was $521,015 as compared to net cash used in operating activities of $581,551 for the nine months ended September 30, 2017. The cash used in operating activities are mainly for sales and marketing, R&D, payroll and benefits, depreciation, written off of property and equipment, filing fees, professional fees, and general expenses.

Net cash provided by investing activities for the nine months ended September 30, 2018 was $160,056 as compared to net cash used in investing activities of $5,290 for the nine months ended September 30, 2017. The difference was derived from investing activities on redemption of short-term investments and purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $708,689 as compared to $256,410 for the nine months ended September 30, 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

As of September 30, 2018, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of September 30, 2018, the Company’s disclosure controls and procedures were not effective. The Company does not have any documented disclosure control and procedures and its management lacks sufficient familiarity with SEC reporting rules.

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives, as the CEO and CFO roles are served by the same person, and the Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2018.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018. Additionally, we plan to test our updated controls and remediate our deficiencies by the end of fiscal year 2018.

Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2018, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1	Articles of Incorporation dated August 10, 2010 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.1, filed with the Securities and Exchange Commission on June 27, 2011)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on June 27, 2011)
3.3	Amended and Restated Articles of Incorporation dated April 12, 2011 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.3, filed with the Securities and Exchange Commission on June 27, 2011)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on June 27, 2011)
10.1	Termination Agreement dated as of November 14, 2014 by and between the Company and Tuverga Finance Ltd. (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report filed with the SEC on April 15, 2015).
10.2	Debt Settlement Agreement and Mutual Release as of November 14, 2014 by and between the Company and Tenton Global LLC. (Incorporated by reference herein to Exhibit 10.3 to the Company’s Annual Report filed with the SEC on April 15, 2015).
10.3	Share Transfer Agreement dated December 27, 2017, between Technovative Group, Inc. and Wu Ji Sun, Tan Hong Liang, Su Mao Ling and Liang Song Hai (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2017).
10.4	Loan Agreement dated December 27, 2017, between Zhi Ke (ShenZhen) Corporate Marketing Co., Ltd. and Wu Ji Sun (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 28, 2017).
10.5	Exclusive Business Cooperation Agreement dated December 27, 2017, between Zhi Ke (ShenZhen) Corporate Marketing Co., Ltd., and Guangzhou City Hedu Information Technology Co., Ltd. (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 28, 2017).
10.6	Exclusive Option Agreement dated December 27, 2017, between Zhi Ke (ShenZhen) Corporate Marketing Co., Ltd; Wu Ji Sun, Tan Hong Liang, Su Mao Ling, Liang SongHai; and Guangzhou City Hedu Information Technology Co., Ltd. (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on December 28, 2017).
10.7	Equity Pledge Contract dated December 27, 2017 by and amongst, Wu Ji Sun, Tan Hong Liang, Su Mao Ling, Liang SongHai; and Zhi Ke (ShenZhen) Corporate Marketing Co., Ltd. (incorporated by reference herein to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on December 28, 2017).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technovative Group, Inc.

Date: November 19, 2018	By:	/s/ Lin Kuan Liang Nicolas
	Name:	Lin Kuan Liang Nicolas
	Title:	Chief Executive Officer, President, Treasurer, Secretary, Director
(Principal Executive and Financial Officer)